Form 10-K
period 2024-12-31
BGC Group, Inc.
filed 2025-03-03
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
_______________________________________________
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2024 as reported on Nasdaq, was approximately $4,622,726,641.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
On February 27, 2025, the registrant had 373,430,578 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10‑K. We anticipate that we will file the 2025 Proxy Statement with the SEC on or before April 30, 2025.

BGC Group, Inc.
2024 FORM 10‑K ANNUAL REPORT

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

BGC Derivative Markets	BGC Derivative Markets L.P.

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan	BGC Partners Equity Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.600% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC Partners 3.750% Senior Notes	$300.0 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on September 27, 2019. Following the Exchange Offer on October 6, 2023, $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes remained outstanding

BGC Partners 4.375% Senior Notes	$300.0 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on July 10, 2020. Following the Exchange Offer on October 6, 2023 $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes remain outstanding

TERM	DEFINITION
BGC Partners 5.375% Senior Notes	$450.0 million principal amount of 5.375% senior notes which matured on July 24, 2023 and were issued on July 24, 2018

BGC Partners 8.000% Senior Notes	$350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023. Following the Exchange Offer on October 6, 2023, $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remained outstanding

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes, BGC Partners 5.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

Capitalab	Capitalab Limited, which was part of the Company’s post-trade business. On December 3, 2024, the Company announced the sale of Capitalab Limited to Capitolis

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Clawback Policy	Compensation recovery policy

Clearing Capital Agreement	Agreement dated November 5, 2008, between BGC Partners and Cantor regarding clearing capital, as amended from time to time and assumed by BGC Group on June 7, 2024. On June 7, 2024, the agreement was amended to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

TERM	DEFINITION
Clearing Services Agreement	Agreement dated May 9, 2006, between CF&Co and BGCF pursuant to which certain clearing services are provided to BGC and its subsidiaries from Cantor and its subsidiaries, in exchange for payment by BGC and its subsidiaries of third-party clearing costs and allocated costs. On June 7, 2024, the agreement was amended to modify the rate charged by CF&Co for posting margin in respect of trades cleared on behalf of BGCF to a rate equal to CF&Co’s cost of funding such margin through a draw on a third party credit facility provided to CF&Co for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

CME	CME Group Inc. a leading derivatives marketplace, made up of four exchanges: CME, CBOT, NYMEX and COMEX

Company	Refers to (i) from after the effective time of the Corporate Conversion, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries

Company Debt Securities	The BGC Group Notes, the BGC Partners Notes and any future debt securities issued by the Company or its subsidiaries

Company Equity Securities	BGC Group stock or other equity securities

Compensation Committee	Compensation Committee of the Board

ContiCap	ContiCap SA, a wholly owned subsidiary of the Company, acquired on November 1, 2023

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

Corporate Conversion Mergers	The Holdings Reorganization Merger, the Corporate Merger, and the Holdings Merger, collectively

Corporate Merger	The merger of Merger Sub 1 with and into BGC Partners on July 1, 2023

COVID-19	Coronavirus Disease 2019

Credit Facility	A $150.0 million credit facility between BGC Group and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Deed	Mr. Windeatt’s Deed of Adherence, as amended, with the U.K. Partnership regarding the terms of employment

DGCL	Delaware General Corporation Law

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

DRIP Registration Statement	Registration statement on Form S-3 with respect to the offer and sale of up to 10.0 million shares of BGC Class A common stock under the DRIP

DTCC	Depository Trust & Clearing Corporation

TERM	DEFINITION
ECB	European Central Bank

ECS	Energy, Commodities, and Shipping

Ed Broking	Ed Broking Group Limited, formerly a wholly owned subsidiary of the Company, acquired on January 31, 2019 and sold to The Ardonagh Group on November 1, 2021 as part of the Insurance Business Disposition

EMEA	Europe, Middle East, and Africa

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

ESG	Environmental, Social and Governance, including sustainability or similar items

ESG Committee	Environmental, Social and Governance Committee of the Board

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners, Cantor and CFGM, dated June 5, 2015, that, prior to the Corporate Conversion, granted Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein, which agreement was terminated in connection with the Corporate Conversion

Exchange Offer	Consent solicitations and offers to exchange the BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners for the BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group, in each case with substantially similar terms to the corresponding series of BGC Partners Notes, completed on October 6, 2023

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

February 2012 distribution rights shares	Cantor’s deferred stock distribution rights provided to current and former Cantor partners on February 14, 2012

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets
Fenics Growth Platforms	Consists of FMX UST, Fenics GO, Lucera, FMX FX and other newer standalone platforms, including FMX Futures Exchange

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

TERM	DEFINITION
FICC	Fixed Income Clearing Corporation

FICC-GSD Margin Loans	Loans made by a party under the BGC Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades

FINRA	Financial Industry Regulatory Authority

FMX	Fenics Markets Exchange, LLC, which holds BGC’s business of providing a fully electronic neutral forum in which all participants enter into electronic transactions with respect to U.S. Treasuries, U.S. treasury futures, U.S. SOFR futures and other select products

FMX Equity Partners	Bank of America, Barclays, Citadel Securities, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo, being the banks which contributed $172 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest in FMX at a post-money equity valuation of $667 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem

FMX Futures Exchange	FMX Futures Exchange, L.P., which is wholly owned by FMX, and received approval from the CFTC to operate an exchange for U.S. treasury futures and U.S. SOFR futures

FMX Separation	On April 23, 2024, BGC and FMX entered into a separation agreement pursuant to which BGC contributed the assets and liabilities related to FMX’s business to FMX, and pursuant to which BGC and FMX agreed to certain restrictions in the operations of their respective businesses

Founding Partners	Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units, in BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45% voting interest ownership equity method investment of the Company

FTP	File Transfer Protocol

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	A wholly owned subsidiary of the Company made up of the following entities: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse, L.P.

FX	Foreign exchange

G20	A forum for the world’s major economies to discuss economic, social, and development issues

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga Petroleum	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GSD	Government Securities Division

TERM	DEFINITION
GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which were liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Incentive-Based Compensation	Compensation received by the Company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking, Besso, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Insurance Business Disposition	The sale of the Insurance brokerage business for $534.9 million in gross cash proceeds after closing adjustments, subject to limited post-closing adjustments, completed on November 1, 2021

Investment Company Act	Investment Company Act of 1940, as amended

IR Act	Inflation Reduction Act of 2022

July 2023 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated July 3, 2023, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

LCH	London Clearing House

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

Liquidity	A non-GAAP financial measure, comprised of the sum of Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements

LPUs	Certain limited partnership units of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2021 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

MarketAxess	MarketAxess Holdings Inc.

TERM	DEFINITION
Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Liquidity

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCC	Options Clearing Corporation

Open Energy Group	Open Energy Group Inc., a wholly owned subsidiary of the Company, acquired on November 1, 2023

OTC	Over-the-counter

OTC Global	OTC Global Holdings, LP

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PD	Probability of default

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Peer Group	BGC’s peer group for purposes of Item 201(e) of Regulation S-K, which consists of Compagnie Financière Tradition SA and TP ICAP plc

TERM	DEFINITION
Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Predecessor	Refers to BGC Partners Inc. being the parent company prior to the Corporate Conversion.

Preferred Distribution	Allocation of net profits of BGC Holdings (prior to the Corporate Conversion) or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Return	The lesser of the two-year treasury bond rate or 2.75% annually, as calculated on the determination amount applicable to certain RSU Tax Account awards, which may be adjusted or otherwise determined by management from time to time

Preferred Units	Preferred partnership units of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Quantile	Quantile Group Limited

Real GDP	Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e., inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

REMIT	Regulation on Wholesale Energy Markets Integrity and Transparency

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Reverse Repurchase Agreements	Agreements to resell securities, with such securities recorded at the contractual amount, including accrued interest, for which the securities will be resold, and accounted for as collateralized financing transactions

Revolving Credit Agreement
BGC Group’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018 and most recently amended and restated
on April 26, 2024 and amended on December 6, 2024. The Revolving Credit Agreement provides for a maximum revolving loan balance of $700.0 million bearing interest at either SOFR or a defined base rate plus additional margin, and has a maturity date of April 26, 2027

ROU	Right-of-use

RSUs	BGC or Newmark restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

RSU Tax Account	RSU Tax Accounts were issued by BGC in connection with the Corporate Conversion in the place of certain non-exchangeable Preferred Units. The RSU Tax Accounts are settled for cash, rather than vesting into shares of Class A common stock, may be entitled to a Preferred Return, and are not included in BGC’s fully diluted share count. The RSU Tax Accounts were issued in connection with RSUs and are to cover any withholding taxes to be paid when the RSUs vest into shares of BGC Class A common stock

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

Sage	Sage Energy Partners, LP, an energy and environmental brokerage firm that the Company announced acquired on October 10, 2024

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

TERM	DEFINITION
SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SMCR	Senior Managers Certification Regime

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Standing Policy	In December 2010, as amended in 2013 and in 2017 and adopted by BGC Group in connection with the Corporate Conversion, the Audit Committee and the Compensation Committee approved Mr. Lutnick’s right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of BGC Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards

STP	Straight-Through Processing

Successor	Referring to BGC Group as the parent company for the period following the Corporate Conversion

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

TDRs	Troubled Debt Restructurings

The Ardonagh Group	The Ardonagh Group Limited; the U.K.’s largest independent insurance broker and purchaser of BGC’s Insurance brokerage business completed on November 1, 2021

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradeweb	Tradeweb Markets, Inc.

Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

TERM	DEFINITION
U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary of the Company

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
•Actions taken by central banks in major global economies, including with regards to interest rates, may have a material negative impact on our businesses.
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
•Leadership changes and the resulting transition following Howard Lutnick’s confirmation as the U.S. Secretary of Commerce could have an adverse effect on our business.
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
•We are a holding company, and accordingly are dependent upon distributions from BGC U.S. OpCo and BGC Global OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases.
•In connection with his confirmation as U.S. Secretary of Commerce, Mr. Howard Lutnick has stated his intention to divest his interests in us, Cantor and CFGM to comply with U.S. government ethics rules. We cannot predict the consequences of this divestiture.
•Our Class B common stock is held by Cantor and CFGM, whose interests may conflict with ours, and may exercise their control in a way that favors their interests to our detriment, including in competition with us for acquisitions or other business opportunities.
•Purchasers, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock, as well as the application of the net proceeds of any such sales.
•Ongoing scrutiny and changing expectations from stockholders, clients and customers with respect to the Company’s corporate responsibility or ESG practices may result in additional costs or risks.

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
Our Business
We are a leading global marketplace, data, and financial technology company that specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage services across foreign exchange, energy, commodities, shipping, equities, and futures and options. Our business also provides network and connectivity solutions, market data and related information services, and post-trade services.
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
Our clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global operation with offices across all major geographies, including New York and London, as well as in Bahrain, Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
As of December 31, 2024, we had 2,161 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
After September 11, 2001, and the loss of the majority of our U.S.-based employees, our Voice financial brokerage business operated primarily in Europe.
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

We have rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth. Since 2015, our acquisitions have included GFI, Sunrise Brokers, Poten & Partners, Ginga Petroleum, the Futures Exchange Group, Trident, ContiCap, and Sage.
Since the founding of eSpeed, we have continued to pioneer advances in electronic trading, market data, network and post-trade services across the wholesale capital markets. Fenics, BGC’s higher-margin technology-driven business, has grown significantly, supported by our investment in new trading technologies and platforms, as well as from trends of proliferating electronic execution across the capital markets and the demand for data services.
Fenics is the foundation for our Fully Electronic and associated Hybrid transactions across all asset classes. Fenics’ offerings include Fully Electronic brokerage products and services, as well as offerings in data, network and post-trade services across the Company. Our Fully Electronic standalone platforms include FMX UST, FMX FX, PortfolioMatch, and Fenics GO, among others. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow.
On November 3, 2021, we announced FMX, which combined Fenics’ U.S. Treasury business with a state-of-the-art U.S. Rates futures platform. On January 22, 2024, FMX received CFTC approval to operate an exchange for U.S. Treasury and SOFR futures. On April 25, 2024, we announced that Bank of America, Barclays, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo became minority equity owners of FMX and collectively invested $171.7 million in exchange for a 25.75% ownership interest at a post-money equity valuation of $666.7 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem. On September 23, 2024, FMX Futures Exchange launched the trading of SOFR futures, the largest notional futures contract in the world.
Corporate Conversion
On July 1, 2023, BGC Partners completed its conversion from an Umbrella Partnership C-Corporation to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq under the ticker symbol “BGC” in place of BGC Partners’ Class A common stock. Upon completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group. The Corporate Conversion was intended to improve transparency and reduce operational complexity across our business.
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
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Business Overview—Corporate Conversion” for more information regarding the Corporate Conversion.

Recent Board of Directors and Executive Officers Changes
On February 18, 2025, Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025, the Company appointed Mr. Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed John A. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers of the Company and as the Principal Executive Officers of the Company. Mr. Howard Lutnick has agreed to divest his interests in BGC to comply with U.S. government ethics rules, which is expected to occur within 90 days following his confirmation, and does not expect any arrangement which involves selling shares on the open market.
Recent Developments
On March 18, 2024, the Company joined the S&P SmallCap 600 Index. The S&P SmallCap 600 is designed to track the performance of the small-cap sector of the U.S. stock market.
Overview of Our Products and Services
Financial Brokerage
While Voice and Hybrid brokerage revenues still represent the majority of BGC’s overall revenues, we continue to convert our Voice and Hybrid brokerage business to our higher margin, technology-driven Fenics business, which has grown to represent 25% of total BGC revenues during the fourth quarter and the year ended 2024. Over the past several years, we have invested in, and developed, new state-of-the-art trading platforms, including FMX UST, FMX FX, FMX Futures Exchange, PortfolioMatch, and Fenics GO, across Rates, FX, Equities, and Credit, respectively. We have also invested in, and deployed, trading technology solutions across our entire business, including our Voice and Hybrid brokerage desks, with an aim to increase our broker productivity and to accelerate trends of electronic conversion. Underpinning our efforts to automate and electronify our overall brokerage business are macro trends across the capital markets, where the adoption of electronic trading has accelerated in recent years.
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
•    Fenics Growth Platforms includes FMX UST, FMX FX, FMX Futures Exchange, Lucera, PortfolioMatch, Fenics GO, and our other newer standalone platforms. Revenues generated from data, network and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
We leverage our platforms to provide real-time product and price discovery information and straight-through processing to our customers for an increasing number of products. Our end-to-end solution includes real-time and auction-based transaction processing, credit and risk management tools, and back-end processing and billing systems. Customers can access our trading application through our privately managed global high speed data network, over the Internet, or through third-party communication networks.
FMX provides fully electronic trading in cash treasuries, foreign exchange and U.S. interest rate futures by combining FMX’s U.S. Treasury business with our state-of-the-art FMX Futures Exchange. For more information about FMX, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”

ECS Brokerage
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
Over the past few years, we have expanded our ECS business through strategic acquisitions, hires, and organic growth.
In March 2019, we acquired Ginga Petroleum, which provides a comprehensive range of brokerage services for physical and derivative energy products including naphtha, liquefied petroleum gas, fuel oil, biofuels, middle distillates, petrochemicals and gasoline.
In November 2019, we expanded our shipping brokerage services through our acquisition of Poten & Partners, a leading shipping brokerage, consulting and business intelligence firm specializing in liquefied natural gas, tanker and liquefied petroleum gas markets. Founded over 80 years ago and with 160 employees worldwide, Poten & Partners provides its clients with valuable insight into the international oil, gas and shipping markets.
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
In October 2024, we acquired Sage, an energy and environmental brokerage firm, and announced we entered into a definitive agreement to acquire OTC Global, the largest global independent institutional energy and commodities brokerage firm.
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

ECS
Environmental/Emission Products, Weather Derivatives, Energy & Petrochemical Consulting, Shipping Brokerage, Power, Liquefied Natural Gas, Natural Gas, Base Metals, Dry Bulk (Coal & Iron Ore), Oil, Soft & Agricultural Products

Equities	OTC Equity Derivatives, Listed Equity Futures & Options, Delta One Product, Convertibles, Cash Equities
Certain trades in these key product types settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of FINRA and the FICC, a subsidiary of the DTCC. In addition, certain affiliated entities are subject to regulation by the CFTC, including CF&Co and BGCF. For certain products, we, BGCF and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination of trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.

Technology Offerings
Our data, network and post-trade offerings provide a range of trade lifecycle services which include market data and analytics services, infrastructure and connectivity solutions, and post-trade services, such as risk mitigation, matching, and other data, network and post-trade optimization services. These businesses have highly recurring and compounding revenue bases, which are reported within our Fenics business.
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
Through kACE2, our analytics brand, we offer derivative price discovery, pricing analysis, risk management and trading software used by approximately 227 client sites in over 23 countries. Our clients include mid-tier banks, financial institutions and corporate clients. Our Gateway module links our client base with their counterparties, trading venues and regulators, and provides automated order flow, straight through processing, data distribution and regulatory reporting.
Our post-trade services include post-trade risk mitigation services that are designed to bring greater capital and operational efficiency to the global derivatives market. Our post-trade services assist clients in managing the growing cost of holding derivatives, while helping them to meet their regulatory mandates and promote sustainable growth and lower systemic risk and to improve resiliency in the industry.
Industry Recognition
Our businesses have consistently won global industry awards and accolades in recognition of their performance and achievements. Recent examples include:
•Fenics Market Data named Americas Data and Analytics Vendor of the Year at the GlobalCapital Americas Derivatives Awards 2024
•Fenics Market Data named Best Provider of Broker Market Data at the TradingTech Insight Awards Europe and USA 2024 for the second consecutive year
•Fenics Market Data named Best Market Data Provider (Broker) at the Inside Market Data & Inside Reference Data Awards 2024 for the third year in a row
•Fenics Market Data named Best Market Data Provider at the FX Markets Asia Awards 2024
•Fenics GO named OTC Trading Venue of the Year at the GlobalCapital Americas Derivatives Awards 2024
•Fenics GO named OTC Trading Venue of the Year at the Global and Americas Derivatives Awards 2024
•BGC Group named OTC Trading Venue of the Year at the GlobalCapital Americas Derivatives Awards 2024
•BGC Group named Interdealer Broker of the Year Europe and Asia at Global and Americas Derivatives Awards 2024

Customers and Clients
We primarily serve the wholesale financial and energy, commodity, and shipping markets, with clients including many of the world’s largest banks, brokerage houses, investment firms, hedge funds, investment banks, commodity trading firms and end users, such as producers and consumers. Customers using our products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, brokerage firms, asset managers, hedge funds, investment analysts, compliance and surveillance professionals and financial advisors. For the year ended December 31, 2024, our top ten customers, collectively, accounted for approximately 27.1% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 4.8% of our total revenue on a consolidated basis.
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
Our brokerage product team is composed of product managers who are each responsible for a specific part of our brokerage business. The product managers seek to ensure that our brokers, across all regions, have access to technical expertise, support and multiple execution methods to grow and market their business.
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
Inter-Dealer and Wholesale Trading Technology. We utilize sophisticated proprietary electronic trading platforms to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and a multi-asset proprietary trading platforms, operating under brands including BGC Trader™, CreditMatch®, Fenics®, FMX™, GFI ForexMatch®, BGCForex™, BGCCredit™, BGCRates™, FMX FX™, FMX UST™, FMX NDF™, FMX Repo™, FenicsDirect™, Fenics GO®, MidFX™, and GBX®. These platforms support a wide and constantly expanding range of products and services, which include U.S. Treasuries and other government bonds, Repos, OTC interest rate derivatives in multiple currencies, spot FX, NDFs, FX options, corporate bonds, credit derivatives and other products. Every product on the platforms is supported in either view-only, Hybrid/managed or Fully Electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the Hybrid mode as well as delivering high throughput and low transaction latency required by the Fully Electronic mode. Trades executed by our customers in any mode are, when applicable, eligible for immediate electronic confirmation through direct STP links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.
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

We have electronic connections to most mainstream clearinghouses, including DTCC, CLS Group, Euroclear, Clearstream, Monte Titoli, LCH, Eurex Clearing, CME Clearing and the OCC. As more products become centrally cleared, and as our customers request that we use a particular venue, we expect to expand the number of clearinghouses to which we connect in the future.
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
Our Intellectual Property
We regard our technology and intellectual property rights as a critical part of our business. We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property rights. We own numerous domain names and have registered numerous trademarks and/or service marks in the United States and foreign countries. Our trademark registrations must be renewed periodically, and, in most jurisdictions, every 10 years.
We have adopted a comprehensive intellectual property program to protect our proprietary technology and innovations. We currently have licenses covering various patents from related parties. We also have agreements to license technology that may be covered by several pending and/or issued U.S. patent applications, including relating to various aspects of our electronic trading systems, both functional and design aspects. We have filed a number of patent applications to further protect our proprietary technology and innovations and have received patents for some of those applications. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation.
Our patent portfolio continues to grow, and we continue to look for opportunities to license and/or otherwise monetize the patents in our portfolio.
Competition
We encounter competition in all aspects of our business. Our existing and potential competitors include other wholesale financial brokerage and inter-dealer brokerage firms, energy, commodity and shipping brokerage firms, multi-dealer trading companies, financial technology companies, market data and information vendors, securities and futures exchanges, electronic communications networks, crossing systems, software companies, financial trading consortia, as well as business-to-business marketplace infrastructure companies. We compete primarily with other inter-dealer or wholesale financial brokers and energy, commodity and shipping brokers for market share, brokers, salespeople and suitable acquisition candidates.
Inter-Dealer and Wholesale Financial Brokers
We primarily compete with two publicly traded, diversified inter-dealer and wholesale financial brokers, TP ICAP and Tradition. Other competitors include Dealerweb, an inter-dealer and wholesale financial brokerage business within Tradeweb, Marex Group, which focuses on energy and commodities brokerage, and a number of private firms that tend to specialize in specific product areas or geographies.

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
Growth in new trading venues has led to fragmentation of liquidity across the financial markets. Our network solutions business helps aggregate liquidity and connect counterparties across these marketplaces. We compete with other market infrastructure and connectivity providers, such as Pico, ION Group and Bloomberg.
Exchanges and Other Trading Platforms
Although our business will often use exchanges to execute and clear transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. In addition, ICE operates both regulated exchanges and OTC execution services, and in the latter, it competes directly with inter-dealer and wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers. We also compete with CME across U.S. interest rates products, including our FMX UST platform and FMX Futures Exchange as well as in foreign exchange products. We believe that it is likely ICE, CME, or other exchange operators may seek to compete with us in the future by acquiring other such brokers, by creating listed products designed to mimic OTC products, or through other means.
In addition to exchanges, other electronic trading platforms which primarily operate in the dealer-to-client markets, including those run by MarketAxess and Tradeweb, now compete with us in the inter-dealer markets. At the same time, we have begun to offer an increasing number of our products and services to the customers of firms like MarketAxess and Tradeweb.
Banks and Broker-Dealers
Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, CME’s wholesale businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP. An example of a current and similar consortium is Tradeweb. Several large banks continue to hold public equity stakes in Tradeweb. LSEG is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as a dealer to customer platform, some of its offerings include a voice and electronic inter-dealer platform. Tradeweb’s management has previously said that it would like to further expand into other inter-dealer markets, and in June 2021, it acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, FMX UST.
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

Seasonality
Traditionally, the financial markets around the world generally experience lower volume during the late summer and toward the end of the year due to a slowdown in the business environment around holiday seasons. Therefore, our revenues tend to be strongest in the first quarter and lowest in the second half of the year. For the year 2024, we earned approximately 25.6% of our revenues in the first quarter, while in 2023 we earned 26.4% of our revenues in the first quarter.
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
Much of the regulation of broker-dealers’ operations in the United States has been delegated to self-regulatory organizations. These self-regulatory organizations adopt rules (which are subject to approval by the SEC) that govern the operations of broker-dealers and government securities broker-dealers and conduct periodic inspections and examinations of their operations. In the case of our U.S. broker-dealer subsidiaries, the principal self-regulatory organization is FINRA. FINRA was formed from the consolidation of the National Association of Securities Dealers’ member regulation operations and the regulatory arm of the NYSE Group to act as the self-regulatory organization for all broker-dealers doing business within the United States. Accordingly, our U.S. broker-dealer subsidiaries are subject to both scheduled and unscheduled examinations by the SEC and FINRA. In our futures-related activities, our subsidiaries are also subject to the rules of the CFTC, futures exchanges of which they are members and the NFA, a futures self-regulatory organization.
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

BGC Derivative Markets and GFI Swaps Exchange LLC, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons for “made available to trade” products and a wide range of other rules relating to the execution and clearing of derivative products have been implemented. We also own ELX, which became a dormant contract market on July 1, 2017, and in July 2021, we completed the purchase of the CX Futures Exchange (now FMX Futures Exchange) from Cantor, which represents our futures exchange and related clearinghouse. These rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments. These execution facilities may be supported by a variety of Voice and auction-based execution methodologies, and our Hybrid and Fully Electronic trading capability have performed strongly in this regulatory environment.
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
In August 2024, GFI Swaps Exchange LLC submitted an application to the SEC to become an SEC registered SEF. On January 29, 2025 the SEC approved GFI Swaps Exchange LLC’s application to be an SEC registered SEF which will be effective on February 28, 2025. In addition, on behalf of a number of our foreign platforms, we have requested an exemption from registration as an SEC SEF. The exemptive relief is pending approval by the SEC.
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
On February 6, 2024, the SEC adopted Exchange Act Rules 3a5-4 and 3a44-2, which expanded the definitions of “dealer” and “government securities dealer” under the Exchange Act to cover additional market participants engaged in liquidity-providing activities. The final rules were published in the Federal Register on February 29, 2024, and were effective as of April 29, 2024 with a compliance deadline one year later on April 29, 2025. These rules provide a new standard for determining what it means for a person’s securities activities to be conducted “as a part of a regular business” within the definitions of “dealer” and “government securities dealer,” essentially capturing market participants who regularly express trading interest on both sides of the market and earn revenue primarily from bid-ask spreads. This new standard requires such market participants to register as dealers if they meet the criteria. This may have an impact on some of our clients; however, it is not expected to materially affect us or our operational workflows.
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
Along with the implementation of EMIR reporting requirements, the REMIT Implementation Acts became effective on January 7, 2015. The REMIT Implementation Acts developed by the European Commission define the details of reporting under REMIT, drawing up the list of reportable contracts and derivatives; defining details, timing and form of reporting, and establishing harmonized rules to report that information to the ACER. They enable ACER to collect information in relation to wholesale energy market transactions and fundamentals through the Agency’s REMIT Information System (ARIS), to analyze this data to detect market abuse and to report suspicious events to the National Competent Authorities, which are responsible for investigating these matters further, and if required, imposing sanctions. Market participants and third parties reporting on their behalf have had to: (i) report transactions executed at organized marketplaces and fundamental data from the central information transparency platforms; and (ii) report transactions in the remaining wholesale energy contracts (OTC standard and non-standard supply contracts, transportation contracts) and additional fundamental data.
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
Over the past few years, European policymakers have launched various reviews of post-financial crisis legislation, leading to legislative updates such as EMIR Regulatory Fitness and Performance and Capital Requirements Directive V. In May 2019, the European Securities Market Authority produced a report on proposals to further enhance the harmonization and standardization of derivatives reporting under EMIR, known as EMIR Refit. These proposals require significant changes to the content and format of trade and transaction reporting systems across the industry. The go-live date for these changes was April 29, 2024 for Europe and was September 30, 2024 for the U.K. We are in compliance with the reporting enhancements. These rules continue to alter the environment in which we operate. We note that various internal and external factors have made the EU more rigid in its regulatory approach to non-EU countries, which could impact the ease with which the global financial system is connected.
At the end of 2024, a new European Commission took office which may, over the course of its five-year mandate, introduce new legislative proposals for the financial services sector that could change the Brexit landscape for EU and U.K. financial firms alike. We are unable to predict how any of these potential new laws and proposed rules and regulations in the U.S., the EU or the U.K. will be implemented or in what form, or whether any additional or similar changes to existing statutes, rules and regulations, including the interpretation or implementation thereof or a relaxation or other amendment of existing rules and regulations, will occur in the future.
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
The Digital Operational Resilience Act (“DORA”) became effective as of January 17, 2025. It is an EU Regulation that establishes an information and communication technology, or ICT, risk management framework for the EU financial sector. DORA establishes technical standards that EU financial entities must implement by January 2025 and imposes requirements relating to risk management, reporting, and information and communications technology service provider oversight. The implementation of DORA in January 2025 represents a key delivery of the EU’s strategic initiatives and supervisors will assess compliance with DORA as part of their efforts to achieve the Union Strategic Supervisory Priorities (“USSPs”) broader strategic goals. For the rest of 2025 and into 2026, we expect National Competent Authorities (“NCAs”) will continue to implement and monitor the focus areas outlined in the USSPs, adjusting their supervisory approaches as necessary to address emerging risks and developments.
Brexit
On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. Financial services fall outside of the scope of this trade agreement. At the time the relationship was expected to be determined by a series of “equivalence decisions,” each of which would grant mutual market access for a limited subset of financial services where either party finds the other party has a regulatory regime that achieves similar outcomes to its own. In March 2021, the U.K. and EU agreed on a Memorandum of Understanding on Financial Services Regulatory Cooperation which creates a structure for dialogue but does not include commitments on equivalence.
We implemented plans to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our ongoing Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt and GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU which includes the establishment of a new branch office of Aurel BGC SAS in Milan and an office in Monaco under a local Monaco subsidiary.

Regardless of these and other mitigating measures, our European headquarters and largest operations are in London, and market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, counterparties, business, prospects, financial condition and results of operations. Furthermore, in the future, the U.K. and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.
Other Regulation
Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the U.S., in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Bahrain	The Central Bank of Bahrain

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil, BM&F BOVESPA and Superintendencia de Seguros Privados

Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec), Investment Industry Regulatory Organization of Canada (IIROC)

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Colombia	Superintendencia Financiera de Colombia

Denmark	Finanstilsynet

Dubai International Financial Centre	Dubai Financial Supervisory Authority

France	ACPR (L’Autorité de Contrôle Prudentiel et de Résolution), AMF (Autorité des Marchés Financiers)

Germany	Bundesanstalt für Finanzdienstleistungsaufsicht (BAFIN)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Ireland	Central Bank of Ireland

Israel	Israel Securities Authority

Italy	Commissione Nazionale Per Le Societa E La Borsa (CONSOB)

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Mexico	Banking and Securities National Commission, Comision Nacional Bancaria y de Valores (CNBV)

Monaco	Commission for the Control of Financial Affairs (CCAF)

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

South Korea	Financial Services Commission

Spain	Comision Nacional del Mercado de Valores (CNMV)

Switzerland	Financial Markets Supervisory Authority (FINMA), Swiss Federal Banking Commission

United Kingdom	Financial Conduct Authority
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
Four of our subsidiaries, BGCF, GFI Securities LLC, FMX Execution, LLC and Mint Brokers, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As an FCM, Mint Brokers is also subject to CFTC minimum capital requirements. BGCF, GFI Securities LLC, FMX Execution, LLC, Amerex Brokers LLC, Sage Refined Products, Liquidity Partners, IVG Energy Ltd. and Trident Brokerage Services LLC are registered as Introducing Brokers with the NFA. BGCF is also a member of the FICC, which imposes capital requirements on its members.

In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange LLC are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. The Company also operates a DCM, FMX Futures Exchange, and DCO, CX Clearinghouse, L.P., through the Futures Exchange Group, which are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs. Compliance with the Uniform Net Capital Requirements may limit the extent and nature of our operations requiring the use of our registered broker-dealer subsidiaries’ capital, and could also restrict or preclude our ability to withdraw capital from our broker-dealer subsidiaries or SEFs.
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
In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Brokers (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong) Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC SAS and BGC France Holdings; in Australia, Fixed Income Solutions Pty Ltd and BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Market Pte Ltd; in South Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; in the Philippines, GFI Group (Philippines) Inc., all have net capital requirements imposed upon them by local regulators. In addition, the LCH (London International Financial Futures and Options Exchange/London Metal Exchange) clearing organization, of which BGC Brokers L.P. is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.
We had net assets in our regulated subsidiaries of $751.0 million and $734.1 million for the years ended December 31, 2024 and 2023, respectively.
Human Capital Management
Unless the context indicates otherwise, references in this Human Capital Management section to our “employees” include our professionals who are independent contractors.
Our Fundamental Values
BGC is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our business, the experience of our employee base and the dynamism of the communities in which we operate. We value hard work, innovation, superior client service, strong ethics and governance, equal opportunities, and philanthropy. These values are woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work.

Workforce
As of December 31, 2024, we employed approximately 4,011 employees in 27 countries spread across five continents. Within this total, 99% of our employee base was comprised of full-time employees. Brokers, salespeople, managers, technology professionals and other front-office personnel across our business comprise approximately 2,161 employees, representing 53.9% of the total workforce. Approximately 29.8% of our brokers, salespeople, managers, technology professionals and other front-office personnel were based in the Americas, and approximately 50.1% were based in Europe, the Middle East and Africa, with the remaining approximately 20.0% based in the Asia-Pacific region. Various of our employees also work for Cantor and its affiliates and provide services to us pursuant to the Administrative Services Agreement and devote only a portion of their time to our business, and therefore have not been included in the counts above. Generally, our employees are not subject to any collective bargaining agreements, except for certain of our employees based in our Latin American and European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.
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
Our key human capital measures and objectives include front-office employee headcount (described above) and average revenue per front-office employee. As we continue to deepen the integration of Fenics technology solutions into our workflows, and convert more of our Voice and Hybrid businesses to our Fenics businesses, we expect our average revenue per front-office employee to continue to improve. As of December 31, 2024, our front-office revenue-generating headcount was approximately 2,161, up 2.7% from 2,104 a year ago due to acquisitions and investments made to broaden our existing product offerings. Compared to the prior year period, average revenue per front-office employee for the year ended December 31, 2024, increased by 6.3% to approximately $1.0 million, an all-time record. We constantly manage our cost-base and may engage in cost-savings initiatives and restructurings in order to improve our margins.
We invest heavily in developing our technology and new products and services in order to drive increased front-office productivity and generate higher margins, in particular with respect to our Fenics businesses. For example, converting Voice and Hybrid trading to Fully Electronic trading generally improves our margins as automated and electronic trading allows the same number of employees to manage a greater volume of trades resulting in a decrease in the marginal cost of trading. As our overall business becomes more electronic, we expect our average front office productivity to increase as technology is leveraged across the business.
Human Capital and Social Policies and Practices
We are committed to our people, our stockholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We have a passionate commitment to charity.
Attracting and Retaining the Best Talent
Our recruitment, promotion and compensation processes are designed to enable us to treat employees fairly with respect to pay and opportunity and our compensation decisions are differentiated based on performance. Our success depends on our ability to attract and retain talented, productive and skilled brokers and technologists and other employees to transact with our customers in a challenging and regulated environment that is experiencing ever-increasing competition for talent. We are investing in creating an inclusive and incentivized work environment where our people can deliver their best work every day.
Talent remains at the core of who we are as a company, and we remain committed to having a culture built around equal employment opportunity. We continue to work to enhance our ability to attract, develop and retain top talent with a range of backgrounds, experiences, and perspectives, encompassing people early in their careers and experienced personnel, and hiring, retention, and development initiatives.

Retention Measures
To facilitate the retention of our employees, we have maintained some flexible work arrangements, where appropriate, made compensation adjustments, and provided additional benefits, including a 401(k) match for many of our U.S. support employees.
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
Performance-Based and Highly Retentive Compensation Structure
Many of our key brokers, salespeople, managers, technology professionals and other front office professionals have a substantial amount of their own capital invested in our business, aligning their interests with our stockholders. We believe that our emphasis on equity-based compensation promotes alignment of interest with shareholders, recruitment, and motivation of our brokers and employees. Virtually all of our executives and front-office employees have equity stakes in the Company and generally receive grants of deferred equity as part of their compensation. We believe that having investments in us, our executives and key brokers and other employees feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. As of December 31, 2024, our employees, executive officers and directors individually owned approximately 12% of our equity, on a fully diluted basis.
We currently issue RSUs, as well as other forms of equity-based compensation, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These awards contain vesting schedules which we consider to be highly retentive, that vary based upon compensation level and role, and in most cases are largely dependent upon continued service.
We also enter into various agreements with certain of our employees whereby these individuals receive loans which may be either wholly or in part repaid from proceeds of the sales of the employees’ shares of BGC Class A common stock or may be forgiven over a period of time. We believe that these loans incentivize and promote retention of our employees. From time to time, the Company may also enter into agreements with employees to grant bonus and salary advances or other types of loans. These advances and loans are payable in the timeframes outlined in the underlying agreements.
Retentive Nature of Equity Awards
We consider our RSUs and restricted stock awards to be highly retentive due to the vesting and forfeiture provisions relating to these awards, which have long-term vesting provisions conditioned upon, among other things, continued service through the vesting date.
Compensation Recovery/Clawback Policy
The Company has adopted a Clawback Policy for its executive officers, effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to Incentive-Based Compensation. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or purely based on subjective goals or goals unrelated to financial reporting measures.
Equal Employment Opportunity
We believe that by cultivating a fair and inclusive work environment, we improve the performance of our business and enrich the experience of our employees. We are committed to equal employment opportunity and other policies and practices that seek to further our development of a productive and motivated workplace. We also participate in job fairs, college recruitment initiatives and job boards that are focused on reaching a broad applicant pool of qualified applicants with a range of backgrounds, perspectives and experiences.

We consider all qualified applicants for job openings and promotions without regard to race, color, religion or belief, sex, sexual orientation, gender, national origin or ancestry, age, disability, service in the armed forces, pregnancy or maternity, familial status, marriage and civil partnership, genetic information or any other protected characteristic. We continue to develop initiatives to support these values.
Employee Resource Groups
In order to incentivize and enable our employees to grow both professionally and personally, we build employee resource groups, which are open to all employees. A number of initiatives across our geographic regions are in place to promote our corporate values and foster greater inclusion and belonging. Examples include a range of career-oriented work experiences and internship programs, mentorship programs, and leadership development programs that are open to all.
For example, the Rising Professionals League (“RPL”) was introduced to build upon the legacy of Cantor Fitzgerald by inspiring career growth professionally and socially while promoting a cohesive environment and positively impacting the community. RPL strives to instill a strong sense of inclusion and belonging for rising professionals through a variety of opportunities that promote professional development and support the community through acts of thoughtful service.
Employee Engagement, Communication, Career Management and Training and Development
We invest in our employees’ long-term development and engagement, by delivering training and development programs and fostering a culture where our people can thrive and maximize their potential. We require annual regulatory and mandatory training on various topics, including anti-money laundering and anti-crime, global sanctions, ethics, cyber-security and anti-harassment and anti-discrimination, among other topics. We also provide or support periodic job-specific and other developmental training for our employees so they can maximize their potential, as well as a tuition reimbursement program for eligible employees.
We provide virtual and in-person leadership training to managers on topics including management effectiveness, communication skills, interview skills and delivering effective performance evaluations, managing teams with a range of backgrounds and experiences, and other topics. This training is supplemented by a library of online training courses that managers and employees have access to on a number of topics to assist them in their career development and, if applicable, management skills. Our individual business lines offer ongoing learning and development opportunities tied to deepening the understanding of the subject matter expertise of their professionals. We also have intern and early career programs throughout the year in various parts of our business.
Our success depends on our employees’ understanding of how their work and engagement contribute to our strategy, culture, values, and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, employee resource groups, and social outings and events. We have also rolled out organizational Core Values (Integrity, Commitment and Opportunity), appointed Culture Champions in our London office and implemented other initiatives which seek to embed these values and drive an enhanced culture across our workforce.
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

Our succession discussions were particularly relevant in 2024, as in November 2024, Mr. Lutnick, our Chief Executive Officer, was nominated as the 41st U.S. Secretary of Commerce. Mr. Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all of his positions with BGC and as Chairman of the Board. Our Board has elected Brandon Lutnick and Stephen Merkel, our General Counsel, to join our Board of Directors and Mr. Merkel to serve as Chairman of the Board. Mr. Windeatt, our Chief Operating Officer, became Co-CEO along with Mr. John Abularrage and Mr. JP Aubin, our former Co-Heads of Brokerage. Messrs. Windeatt, Abularrage and Aubin will also serve as Co-Principal Executive Officers. See “Item 1—Business—Recent Board of Directors and Executive Officers Changes.”
Corporate Responsibility, Environmental, Social and Governance Initiatives and Sustainability
We believe that our business-focused corporate responsibility, governance, ESG and related policies and practices will create sustainable long-term value for BGC, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities.
Our Board-level ESG Committee provides oversight with respect to our ESG, corporate responsibility sustainability policies and practices. The ESG Committee charter may be found on our website at www.bgcg.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.
For more information about these topics, initiatives and specific examples of policies and practices, see our website at www.bgcg.com/esg.
Our Environmental Focus, Workplace Strategies and Sustainable Business Practices
As a responsible business operating within financial services, we are aware of climate change and other major issues affecting the environment. Our philosophy is that long-term change in the way in which we use energy, and our collective impact on the environment, cannot happen without the involvement of the world’s capital markets.
Sustainable Business Practices
We aim to be a leading broker for the green economy, and we believe our Energy, Commodities and Shipping business is a world leader in the environmental and energy transition markets. Our Energy, Commodities and Shipping business provides expert innovative carbon offset solutions and advice to the world’s green energy markets, from transactions and financing to technology and consulting. For decades, we have helped clients worldwide navigate complex financial requirements in order to achieve their environmental initiatives, thereby supporting our clients’ efforts to meet their emission reduction goals through the provision of brokerage services.
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
Workplace Strategies
In our workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives and consider vendors and suppliers when doing business with us. As part of this, we are considering how to minimize our future carbon footprint when planning office renovations and will continue to focus our attention in the near term on methods of reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste generation.
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

You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Hedging Policy, information about our charitable initiatives, employee resources, learning and development programs, and other corporate responsibility, governance, and sustainability policies and practices on our website. This information contained on, or that may be accessed through our websites or other websites referenced herein, is not part of, and not incorporated into, this document.
OUR ORGANIZATIONAL STRUCTURE
Dual Class Equity Structure of BGC Group, Inc. We have a dual class equity structure, consisting of shares of BGC Class A common stock and BGC Class B common stock. We expect to retain and have no plans to change our dual class structure.
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2024, there were 424.4 million shares of BGC Class A common stock issued and 374.3 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of December 31, 2024, Cantor and CFGM held an aggregate of 96.3 million shares of BGC Class B common stock, representing 88% of the outstanding shares of BGC Class B common stock and approximately 65.6% of our total voting power. As of December 31, 2024, Mr. Lutnick and individuals related to Mr. Lutnick owned 13.1 million shares of our outstanding Class B common stock, representing 12% of the outstanding shares of BGC Class B common stock and approximately 8.9% of our total voting power. Together, Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick owned 100.0% of the outstanding shares of BGC Class B common stock and approximately 75.8% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, Mr. Lutnick and individuals related to Mr. Lutnick converted all of their BGC Class B common stock into BGC Class A common stock on December 31, 2024, Cantor would have held 19.3% of the voting power of our outstanding capital stock, CFGM would have held 0.6% of the voting power, Mr. Lutnick and individuals related to Mr. Lutnick would have held 6.6% of the voting power, and the public stockholders would have held 73.5% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. and BGC Global would remain unchanged).
As a result of the Corporate Conversion, 64.0 million Cantor units, including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. As of February 27, 2025, the Company has issued approximately $14.3 million of BGC Group Class A common stock in connection with acquisitions since the Corporate Conversion.

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
Since BGC Holdings held BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests, LPU holders, Founding Partners, and Cantor indirectly had interests in BGC U.S. OpCo limited partnership interests and BGC Global OpCo limited partnership interests. Further, in connection with the Separation and Distribution Agreement, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests who at that time held a BGC Holdings limited partnership interest received corresponding Newmark Holdings limited partnership interests equal in number to such holder’s BGC Holdings limited partnership interests divided by 2.2 (i.e., 0.4545 of a unit in Newmark Holdings). Accordingly, existing partners at the time of the Separation in BGC Holdings became partners in Newmark Holdings and received corresponding units issued at the applicable ratio. Thus, such partners received an indirect interest in Newmark OpCo.
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
Current Structure of BGC Group, Inc. as of December 31, 2024
The following diagram illustrates our organizational structure as of December 31, 2024. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) for purposes of economic percentages, 6.7 million shares of BGC Group Class A restricted common stock as these are not entitled to receive any dividends (however, these shares of BGC Group Class restricted common stock are included for voting power of BGC Group); (b) 6.5 million assumed RSUs; (c) 30.4 million RSUs converted from former partners’ units in BGC Holdings; (d) 35.5 million RSUs issued in relation to employee compensation; (e) 4.4 million contingent shares to be issued to terminated employees per their respective separation agreements; and (f) 0.4 million contingent shares issued in exchange for acquisition units.

1 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. owns 19.6% of the economics and 63.5% of the voting power in BGC Group. CFGM owns 0.6% of the economics and 2.0% of the voting power in BGC Group.
2 Percentage includes restricted shares issued in exchange for former partners’ units in BGC Holdings.
3 Public Stockholders includes unrestricted shares of our Class A common stock owned by employees, executives, and directors due to an inability to track such shares once they leave the Company’s transfer agent.
4 BGC Partners is a wholly owned subsidiary of BGC Group and consolidated with other wholly and non wholly-owned subsidiaries.
The diagram reflects the following activity of BGC Class A common stock from January 1, 2024 through December 31, 2024 as: (a) the restrictions released on 19.9 million shares of BGC Class A common stock; (b) 36.2 million shares of BGC Class A common stock repurchased by us; (c) 10.0 million shares of BGC Class A common stock issued for vested RSUs; (d) 0.5 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; (e) 0.1 million shares of BGC Class A common stock issued for contingent shares from acquisitions; (f) 0.5 million shares of BGC Class A common stock issued for consideration for acquisitions in fiscal year 2024; (g) 1.8 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings; (h) 2.4 million shares of BGC Class A restricted common stock forfeited by former partners and employees; and (i) 9.0 million shares of BGC Class A common stock issued for compensation. 1.1 million shares of Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between January 1, 2024 and December 31, 2024; 16.6 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between January 1, 2024 and December 31, 2024; 9.2 million of such shares remain available for issuance by us under the DRIP Registration Statement.
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

ITEM 1A.     RISK FACTORS
An investment in shares of our Class A common stock, the BGC Group Notes, the BGC Partners Notes, or our other securities or those of BGC Partners involves risks and uncertainties, including the potential loss of all or a part of your investment. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Before making an investment decision to purchase our securities or those of BGC Partners, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included herein. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, result of operations, cash flows or prospects.
RISKS RELATED TO OUR BUSINESS
Risks Related to Global Economic and Market Conditions
Our business, financial condition, results of operations and prospects have been and may continue to be affected both positively and negatively by conditions in the global economy and financial markets generally.
Uncertain market, economic, and geopolitical conditions have in the past adversely affected, and may in the future adversely affect, our business. Such conditions and uncertainties include varying levels of economic output, fluctuating interest rates and the impact on trading volumes, volatile inflation rates, employment levels, consumer confidence levels, and fiscal and monetary policy. The legislative priorities and economic policies of the current presidential administration and Congress, including potential changes in interest rates and existing tax rates, may further change the regulatory and economic landscape. These conditions may directly and indirectly impact a number of factors in the global markets that may have a positive or negative effect on our operating results, including the levels of trading, investing, and origination activity in the financial markets, the valuations of financial instruments, changes in interest rates, changes in benchmarks, changes in and uncertainty regarding laws and regulations, substantial fluctuations in volume and commissions on securities and derivatives transactions, the absolute and relative level of currency rates and the actual and the perceived quality of issuers, borrowers and investors. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.
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
The global financial services markets are, by their nature, risky and volatile and are directly affected by many national and international factors that are beyond our control. Although we believe that meaningful interest rates may continue to positively impact trading volumes in many of our product offerings, any one of the following factors have caused and may in the future cause substantial changes in the U.S. and global financial markets, resulting in positive or negative impacts on transactional volume and profitability for our business. These factors include:
•volatile global interest rates;
•the impact of elections and changes in government administrations or other political events, both in the U.S. and globally, including resulting changes in government policies;
•economic and geopolitical conditions and uncertainties in the United States, Europe, Asia and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, tariffs and changes in central bank and/or fiscal policies, including the level and timing of government debt issuances, purchases and outstanding amounts;
•possible political turmoil with respect to the U.S. government, the U.K., the EU and/or its member states, Hong Kong, China, Latin America or other major economies around the world;
•the effect of Federal Reserve Board and other central banks’ monetary policies, increased capital requirements for banks and other financial institutions, and other regulatory requirements;
•terrorism, war and other armed hostilities, including the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, and measures taken in response thereto, including sanctions imposed by governments and related countersanctions;
•inflation and wavering institutional and consumer confidence levels in the economy;

•new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty and inflationary pressures;
•changes to trade or immigration policies in the U.S. and globally;
•disagreement over the federal budget, which has caused the U.S. federal government to shut down or reduce funding for various initiatives for periods of time in recent years, and recent initiatives to reduce federal spending and headcount;
•pandemics and other international health emergencies;
•the availability of capital for borrowings and investments by our clients and their customers;
•the level and volatility of foreign currency exchange rates and trading in certain equity, debt and commodity markets;
•changes in regulations relating to margin and clearing capital requirements;
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
Actions taken by central banks in major global economies, including with regards to interest rates, may have a material negative impact on our businesses.
In 2022 and 2023, in response to significant inflationary pressures and inflation rates in the U.S. as well as in other countries in which we operate, the Federal Reserve in the U.S. and other central banks in various countries raised interest rates, which, coupled with reduced government spending and volatility in financial markets, had the effect of further increasing economic uncertainty and heightening related risks, including global currency fluctuations. While higher interest rates have had and are expected to continue to have a positive impact on our revenues, currency fluctuations have affected, and may continue to affect, the reported value of our assets, liabilities, and cash flows. In 2024, the Federal Reserve in the U.S. and other central banks began lowering interest rates and may continue to do so in the future. If interest rates continue to lower, global FX volumes may slow or become muted, largely because low interest rates in most major economies may make carry-trade strategies less appealing for FX market participants, which may have a negative impact on our business.
Downgrades of sovereign credit ratings, sovereign debt crises, or a decrease in the integrity of capital markets may have material adverse effects on the financial markets and general economic conditions, as well as our businesses, financial condition, cash flows, results of operations and prospects.
Any downgrades of the U.S. sovereign credit rating by one or more major credit rating agencies could have material adverse effects on financial markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our business, financial condition, cash flows, results of operations, and prospects. The ultimate impacts of negative credit rating actions with respect to U.S. government obligations, on global financial markets and our business, financial condition, cash flows, results of operations, and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global financial markets from further sovereign debt matters with respect to the U.K., the EU and/or its member states, Japan, China or other major economies could further adversely affect our businesses, financial condition, cash flows, results of operations and prospects. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our business, financial condition, results of operations and prospects.

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
Because of significant competition in our markets, our strategy is to execute more transactions, increase our share of existing markets and seek out new clients and markets through competitive or innovative new product offerings. We may face enhanced risks as these efforts to expand our business result in transacting with a broader array of clients and expose us to new products, services and markets. Pursuing this strategy may also require significant management attention, hiring expenses and potential costs and liabilities in any litigation or arbitration that may result. We may not be able to attract new clients or brokers, salespeople, managers, technology professionals or other front-office personnel or successfully enter new markets. If we are unable to identify and successfully exploit new product, service and market opportunities, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
We have explored and continue to explore a wide range of new business initiatives, mergers, investments, acquisitions and joint ventures with other financial services or other companies that have interests in related businesses or other strategic opportunities. Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.
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
•increased focus on our Energy, Commodities and Shipping business, including regulatory, financial, and operational risks associated with these initiatives;
•potential unfavorable reactions to our strategy by our customers, counterparties, employees and investors, or challenges to our strategy by our competitors;
•hiring, retaining and integrating personnel in the increasingly competitive marketplace for the most talented producers and managers;
•integrating administrative, operational, financial reporting, internal control, compliance, technology and other systems;
•increased scope, geographic diversity and complexity of our operations and, to the extent that we pursue opportunities internationally, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions;
•integrating accounting and financial systems and accounting policies and the related risk of having to restate our historical financial statements;
•potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•addition of business lines in which we have not previously engaged and which we do not have experience operating;
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
•a significant increase in the level of our indebtedness in order to generate, and adverse effects on our liquidity upon the deployment of, cash resources that may be required to effect acquisitions;
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
•additional taxes or other fees or expenses associated with the risks described above; and
•a lag in the realization of financial benefits from these transactions and arrangements.
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
Any future growth will be partially dependent upon the continued availability of suitable transactional candidates, at favorable prices and valuations and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance, lease termination and other restructuring costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our equity-based compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

We will need to successfully manage the integration of recent and future acquisitions and future growth opportunities effectively. Such integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, compliance and other control infrastructure. Additionally, managing future growth due to new geographic locations, markets and business lines may be difficult. We may not realize, or it may take an extended period of time to realize, the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate recent or future acquisitions and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all.
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
In addition, cryptocurrency markets experienced significant price fluctuations in recent years, and may continue to experience periods of extreme volatility again in the future. Historically, several entities in the digital asset industry have been, and may continue to be negatively affected, by such extreme volatility, including to the point of insolvency. If such events impact our cryptocurrency offerings, we may experience material adverse effects on our business, financial condition, results of operations and prospects in the future.
In the U.S., the SEC, CFTC, state and federal agencies are reviewing virtual currency businesses and have or may enact regulations that restrict business activities and or require additional licenses to conduct certain businesses, and these regulations may be further affected by the policies of the current U.S. presidential administration. Domestically and internationally, existing and future regulations may negatively impact our ability to offer different products in different regions and/or negatively impact our ability to deal with certain customers depending on where they are located. If further or new licenses are required, it may take a considerable amount of time to obtain the necessary approvals from the respective regimes. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects in the future.
Risks Related to Liquidity, Funding and Indebtedness
We have debt, which could adversely affect our ability to raise additional capital and obtain or maintain favorable credit ratings, limit our ability to react to changes in the economy or our business, expose us to interest rate risk, and prevent us from meeting our obligations under our indebtedness.
Our indebtedness, which on December 31, 2024 was $1,337.5 million may have important, adverse consequences to us and our investors, including:
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
Some of our borrowings will mature in the near future. The BGC Group 4.375% Senior Notes and BGC Partners 4.375% Senior Notes each mature on December 15, 2025, and collectively have an outstanding aggregate principal amount of $300.0 million; the BGC Group 8.000% Senior Notes and the BGC Partners 8.000% Senior Notes each mature on May 25, 2028, and collectively have an outstanding aggregate principal amount of $350.0 million; and the BGC Group 6.600% Senior Notes mature on June 10, 2029, and have an outstanding aggregate principal amount of $500.0 million. Our ability to meet our payment and other obligations under our debt depends on our ability to generate and maintain significant cash flow in the near future or to access alternate sources of liquidity. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our borrowings and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations and our unable to refinance our obligations on terms or at interest rates acceptable to us at all, we may need to sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, our cash flow may be significantly reduced, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are dependent upon the availability of adequate funding and liquidity to meet our clearing margin requirements, among other financial needs. Clearing margin is the amount of cash, guarantees or similar collateral that we must provide or deposit with our third-party clearing organizations in support of our obligations under contractual clearing arrangements with these organizations. Historically, these needs have been satisfied from internally generated funds and proceeds from debt and equity financings. We have also relied on arrangements with Cantor to clear certain of our transactions under the clearing agreement we entered into with Cantor in November 2008, which was amended in June 2024. Although we have historically been able to raise debt on acceptable terms, deterioration of the world’s credit markets could make it more difficult for us to refinance or replace such indebtedness in a timely manner or on acceptable terms. Further, if for any reason we need to raise additional funds, including in order to meet regulatory capital requirements and/or clearing margin requirements arising from growth in our brokerage business, to complete acquisitions or otherwise, we may not be able to obtain additional financing when needed. If we cannot raise additional funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future growth opportunities or respond to competitive pressure or unanticipated requirements.
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
Indebtedness that we may enter into in the future, if any, could also contain similar or additional covenants or restrictions. Any of these restrictions could limit our ability to adequately plan for or react to market conditions and could otherwise restrict certain of our corporate activities. Any material failure to comply with these covenants could result in a default under the Revolving Credit Agreement as well as instruments governing our future indebtedness. Upon a material default, unless such default were cured by us or waived by lenders in accordance with the Revolving Credit Agreement, the lenders under such agreement could elect to invoke various remedies under the agreement, including potentially accelerating the payment of unpaid principal and interest, terminating their commitments or, however unlikely, potentially forcing us into bankruptcy or liquidation. In addition, a default or acceleration under such agreement could trigger a cross default under other agreements, including potential future debt arrangements or the BGC Group Notes and BGC Partners Notes. No assurance can be given that our operating results will be sufficient to service our indebtedness or to fund all of our other expenditures or to obtain additional or replacement financing on a timely basis and on reasonable terms in order to meet these requirements when due.

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
As of December 31, 2024, BGC Group’s public long-term credit ratings were BBB- from Fitch Ratings Inc. and S&P Global Ratings, BBB from Kroll Bond Rating Agency and BBB+ from Japan Credit Rating Agency, Ltd. and the associated outlooks on all the ratings were stable. No assurance can be given that the credit ratings will remain unchanged in the future. Any negative change to our credit ratings and associated outlooks may restrict our ability to raise additional capital or refinance debt on favorable terms, and any resulting impacts on our funding access, liquidity or perceived creditworthiness among our clients, counterparties, lenders, investors or other market participants could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Credit Risk— Credit ratings downgrades or defaults by us, Cantor or another large financial institution could adversely affect us or financial markets generally.”
Our acquisitions may require significant cash resources and may lead to a significant increase in the level of our indebtedness.
Future or pending acquisitions may require significant cash resources and lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial non-recurring transaction costs, including break-up fees, and assume new liabilities and expenses. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may incur substantially more debt or take other actions which would intensify the risks discussed herein.
We may incur substantial additional debt in the future, some of which may be secured debt. Under the terms of our existing debt, we are permitted under certain circumstances to incur additional debt, grant liens on our assets to secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our debt when due. To the extent that we borrow additional funds, the terms of such borrowings may include higher interest rates, more stringent financial covenants, change of control provisions, make-whole provisions or other terms that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Senior Notes
We may not have the funds necessary to repurchase the BGC Group 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the outstanding BGC Partners Notes upon a change of control triggering event as required by the indentures governing these notes.
Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the BGC Group 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, and the outstanding BGC Partners Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 101% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, readily available financial resources, or would be able to arrange financing, to repurchase the BGC Group 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the BGC Partners senior notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.
The requirement to offer to repurchase the BGC Group 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the BGC Partners senior notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.
The requirement to offer to repurchase the BGC Group 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the BGC Partners senior notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.
Risks Related to the Geographic Locations of Our Business
Our business is geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.
Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our business to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 34.5% and approximately 33.3% of our total revenues on a consolidated basis for the year ended December 31, 2024 from our operations in the U.K. and the U.S., respectively, our business is exposed particularly to adverse regulatory and competitive changes, economic downturns and changes in political conditions in these countries. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
We implemented plans to ensure continuity of service in Europe and continue to have regulated offices in place in many of the major European markets. As part of our ongoing Brexit strategy, ownership of BGC Madrid, Copenhagen and Frankfurt & GFI Paris, Madrid and Dublin branches was transferred to Aurel BGC SAS (a French-based operation and therefore based in the EU) in July 2020. We have been generally increasing our footprint in the EU which includes the establishment of a branch office of Aurel BGC SAS in Milan and an office in Monaco under a local Monaco subsidiary.
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
Our success is dependent, in part, upon our intellectual property, including our proprietary technology. We rely primarily on trade secret, contract, patent, copyright, and trademark law in the U.S. and other jurisdictions, as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights to proprietary technologies, products, services or methods, and our brands. For example, we regularly file patent applications to protect inventions arising from our research and development, and we are currently pursuing patent applications around the world. We also control access to our proprietary technology and enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties. Protecting our intellectual property rights is costly and time consuming, and our business may be materially adversely affected by resources and management attention expended on pursuing such protections.
Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot ensure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright or trademark is valid and enforceable, and all patents ultimately expire. We also cannot ensure that all intellectual property rights are registrable in the U.S. or elsewhere. In addition, the laws of some foreign jurisdictions may not protect our intellectual property rights to the same extent as the laws in the United States, or at all. We may also utilize third-party software licensed under “open source” licenses from time-to-time in connection with our business or product or service offerings. Although we have taken steps to protect ourselves, use of such third-party software may restrict how we use or distribute our products or services, subject us to claims, or impair our intellectual property rights. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.
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
We may have to rely on litigation or other adversarial proceedings to secure, defend or enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. Additionally, third parties may claim that we have infringed upon their intellectual property rights. Any such claims, proceedings or litigation, whether successful or unsuccessful, could result in substantial costs to us, and the diversion of resources and the attention of management, any of which could materially negatively affect our business. Such claims, proceedings or litigation could also require us to enter into settlement, royalty or licensing agreements (including with third parties claiming such infringement), stop selling or redesign affected products or services, rebrand or restrict our products or services, pay damages or satisfy indemnification commitments with our customers. Such settlement, royalty or licensing agreements, if any, may not be available on terms acceptable to us, and may negatively affect our business, financial condition, results of operations and prospects.

If our software licenses or services from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business or if products or services offered by third parties that we rely upon were to contain material defects or errors, our ability to operate our business may be materially adversely affected.
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
Malicious cyber-attacks and other adverse events that affected our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
While we view cybersecurity as a top priority, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets and in many currencies. Developing and maintaining our operational systems and infrastructure are challenging, particularly as a result of us and our clients entering into new businesses, jurisdictions and regulatory regimes, rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including malicious cyber-attacks or other adverse events, which may adversely affect our ability to process these transactions or provide services or products.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures, such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of services, computer viruses, acts of vandalism, or other malicious code, ransomware, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Additionally, we may be vulnerable to cybersecurity attacks utilizing emerging technologies, such as artificial intelligence. Despite the defensive measures we have taken, these threats may come from external forces, such as governments, nation-state actors, organized crime, hackers, and other third parties or may originate internally from within our business. Given the high volume of transactions involved in our business, certain errors may be repeated or compounded before they are discovered and rectified.
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
Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. Rights in relation to an individual’s personal data in the EU and U.K. are governed, respectively, by the GDPR in the EU and the equivalent Data Protection Act 2018 in the U.K. We are subject to compliance obligations in relation to such personal data and the possibility of significant financial penalties for non-compliance. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and harm our reputation.
We and our competitors may use artificial intelligence in our businesses, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.
We are developing and may use AI, including, without limitation, machine learning and generative AI in our business and integrate AI into our platforms, products, offerings and services. Such use may present legal, regulatory and other challenges that could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. If the output of any AI integrated into our platforms, products, offerings or services are or are alleged to be deficient, inaccurate, infringing, violative of third-party rights or biased, our business, financial condition, and results of operations may be adversely affected. The content, analyses, or recommendations generated by AI programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.
Our success and ability to remain competitive in the industry in which we operate requires adapting to technological developments and evolving industry standards, including in the field of AI. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than us, which could make our products and services obsolete, impair our ability to compete effectively and adversely affect our business. Moreover, use of third-party AI tools could lead to the inadvertent disclosure of confidential and proprietary information, which could put us at a competitive disadvantage and adversely affect our proprietary rights, business and financial condition and expose us to reputational harm and liability.
As AI capabilities improve and are increasingly adopted, we may also become more vulnerable to cybersecurity attacks that use AI. Such cybersecurity attacks could compromise our intellectual property and other sensitive information, be costly to remediate and cause significant damage to our business, reputation and operations. Our vendors and third-party partners may incorporate AI without disclosing this use to us, and the providers may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience further exposing us to cybersecurity attacks and the loss of valuable property and information as well as adversely impact the public perception of the effectiveness of our security measures.

Risks Relating to Our Key Personnel and Employee Turnover
Leadership changes and the resulting transition following Howard Lutnick’s confirmation as the U.S. Secretary of Commerce could have an adverse effect on our business.
On February 18, 2025, Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Howard Lutnick stepped down as our Chairman of the Board and Chief Executive Officer, positions he has served in since 1999, and our Board appointed John Abularrage, JP Aubin, and Sean Windeatt as our Co-Chief Executive Officers.
While we have full confidence in our proven senior management team including our three Co-Chief Executive Officers, which are long-term and respected industry veterans, the loss of Howard Lutnick, as well as his deep institutional knowledge and industry relationships, as Chief Executive Officer and the resulting transition may be inherently difficult to manage and may hamper our ability to meet our financial and operational goals as we adapt to these changes, particularly in the short term. Such changes may also result in added costs. While we believe our new Co-CEOs have significant skills and longevity in the industry that will provide a strong transition, the loss of Howard Lutnick could result in initial disruptions to our operations and impact our ability to execute on our current strategy and pursue new strategic initiatives, which in turn could have an adverse effect on our business.
The loss of key employees or the failure to hire and retain highly skilled and other key personnel could negatively affect our business.
Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract customer transactions. Further, as we diversify into future business lines or geographic regions, hiring and engagement of effective management in these areas will impact our success. See “Item 1-Business-Human Capital Management.” If our retention efforts are not successful or our turnover rate increases in the future, our business, results of operations and financial condition could be materially adversely affected.
Effective succession planning is also important to our long-term success. Failure to smoothly navigate current and future transitions among our senior management or to effectively transfer knowledge to future executive officers and key employees could hinder our strategic planning and execution. From time to time, members of senior management, directors or other key employees may leave our Company or be absent due to illness or other factors. While we strive to retain our key employees and to reduce the negative impact of such changes when they occur, losing certain key employees could result in significant disruptions to our operations, adversely impact employee retention, and seriously harm our business. Similarly, hiring, training, and successfully integrating replacements for critical personnel is time consuming and, if unsuccessful, could disrupt our operations, and as a result could materially adversely affect our business, financial condition, results of operations and prospects.
The ability of key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these persons may adversely affect our business and prospects.
Certain officers and other key employees have positions with and obligations to Cantor, Newmark, or their respective affiliates, and may dedicate only a portion of their professional efforts to our business and operations. There may be no contractual obligation for them to spend a specific amount of their time with us, Newmark or Cantor and their respective affiliates.
For example, Mr. Merkel, the Chairman of our Board and our Executive Vice President and General Counsel, is employed as Executive Vice Chairman, Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and Chief Legal Officer of Newmark as well as Chairman of Newmark’s board of directors. In addition, Mr. Merkel also holds offices at various other affiliates of Cantor. Mr. Merkel is not subject to employment agreements with us or any of our subsidiaries.
In 2024, Mr. Merkel spent approximately 35% of his working time on our matters. Mr. Merkel expects to spend approximately 35% of his working time on our matters in 2025. This percentage may vary depending on business developments, strategic initiatives or acquisition activity at us or Newmark or Cantor or any of our or their other affiliates, including SPACs.
Mr. Merkel or certain other of our officers or key employees who have positions with and obligations to other entities may not be able to dedicate adequate time and attention to our business and operations, may be subject to conflicts of interest with us due to their other positions and obligations, and we could experience an adverse effect on our operations due to the demands placed on these persons by their other professional obligations.

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
While we have had success in responding to challenges to certain of our non-compete provisions, there can be no assurance that our non-competition agreements will be found enforceable if challenged in certain states, including states that generally do not enforce post-employment restrictive covenants. In 2024, the Federal Trade Commission enacted a rule, which is currently under legal challenge, that would render non-competition clauses unenforceable in certain situations. If such a rule is upheld (in any form) by the courts, it could have a material adverse impact on any applicable post-employment restrictive covenants currently in place.
Risks Related to Internal Controls
If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements, and we may be delayed in or prevented from accessing the capital markets.
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
Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting and legal and regulatory requirements. Any material failure to ensure full compliance with control and financial reporting requirements, including as a result of acquisitions, could result in restatement of our financial statements, delay or prevent us from accessing the capital markets and harm our reputation and/or the market price for our Class A common stock.
Risks Related to Seasonality
The financial markets in which we operate are generally affected by seasonality, which could have a material adverse effect on our results of operations in a given period.
Traditionally, the financial markets around the world experience lower volume during the summer and at the end of the year, due to a general slowdown in the business environment around holiday seasons, and, therefore, our transaction volume levels may decrease during those periods. The timing of local holidays also affects transaction volumes. These factors could have a material effect on our results of operations in any given period.

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
Many aspects of our business involve substantial risks of liability. In the normal course of business, we have been a party to investigations, administrative proceedings, lawsuits, arbitrations and other actions involving primarily claims for damages. In certain circumstances, we could also face potential criminal investigations, enforcement actions or liability, including fines or other penalties. Examinations, inspections, regulatory inquiries and subpoenas or other requests for information or testimony may cause us to incur significant expenses, including fees for legal representation and other professional advisors and costs. Such regulatory, legal, or other actions may also be directed at certain executives or employees who may be critical to our business or to particular brokerage desks. The risks associated with such matters often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. The expansion of our businesses, including into new areas, imposes additional risks of liability.
A settlement of, or judgment related to, any such matters could result in regulatory, civil or criminal liability, fines, penalties, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could seriously harm our business. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry.
We depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. We are subject to the risk of failure of our employees to comply with applicable laws, rules and regulations or to be adequately supervised by their managers, and to the extent that such individuals do not meet these requirements, we may be subject to the risk of fines or other penalties as well as reputational risk. It is not always possible to deter and detect employee misconduct or fraud. While we have various supervisory systems and compliance processes and procedures in place, and seek to mitigate applicable risks, the precautions we take to deter, detect and prevent this activity may not be effective in all cases. As a result, if our customers are not satisfied with our products or services, or our employees do not adhere to all applicable legal and professional standards, such matters may be more damaging to our business than to other types of businesses. Significant regulatory action or substantial legal liability against us could have a material adverse effect on our business, financial condition, results of operations and prospects, or cause significant reputational damage to us, which could seriously harm us.
We are subject to regulatory capital requirements on our regulated business, and a significant operating loss or any extraordinary charge against capital could materially adversely affect our ability to expand or, depending upon the magnitude of the loss or charge, even to maintain the current level of our business.
Many aspects of our business, like those of other financial services firms, are subject to significant capital requirements. In the U.S., the SEC, FINRA, the CFTC, the NFA and various other regulatory bodies have stringent provisions with respect to capital applicable to the operation of brokerage firms, which vary depending upon the nature and extent of these entities’ activities. Four of our subsidiaries, BGCF, GFI Securities LLC, FMX Execution LLC, and Mint Brokers are registered with the SEC and subject to the Uniform Net Capital Requirements. As an FCM, Mint Brokers is also subject to CFTC capital requirements. BGCF is also a member of the FICC, which imposes capital requirements on its members. These entities are subject to SEC, FINRA, CFTC and NFA net capital requirements. In addition, our SEFs, BGC Derivative Markets and GFI Swaps Exchange LLC, are required to maintain financial resources to cover operating costs for at least one year, keeping at least enough cash or highly liquid securities to cover six months’ operating costs.

On January 22, 2024, FMX received approval from the CFTC to operate an exchange for U.S. Treasury and SOFR futures. On September 23, 2024, FMX Futures Exchange launched the trading of SOFR futures. The ongoing operation of FMX may require further regulatory approval and be subject to regulatory oversight, which could subject us to additional costs or obstacles. The failure of FMX to receive any required regulatory approvals to operate may adversely affect our business.
Our international operations are also subject to capital requirements in their local jurisdiction. BGC Brokers L.P., GFI Brokers Limited, and GFI Securities Limited, which are based in the U.K., are currently subject to solo capital requirements established by the FCA’s Investment Firm Prudential Regime. In addition, BGC European Holdings L.P. is subject to the FCA’s consolidated capital requirements. The capital requirements of our French entities (and their EU branches) are predominantly set by the ACPR and AMF. U.K. and EU authorities apply stringent provisions with respect to capital applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities.
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
Even after the award of permanent registration status to our SEFs, we will incur significant additional costs operating certain of our swap execution facilities, our revenues may be lower than in the past and our financial condition and results of operations may be materially adversely affected by future events.
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

On November 2, 2023, the SEC passed rules for the registration and regulation of security-based swap execution facilities. New Regulation SE under the Exchange Act creates a regime for the registration and regulation of security-based SEFs. The new regulatory framework was one of the major reforms required under Title VII of the Dodd-Frank Act relating to the over-the-counter derivatives market. In developing this proposal, the SEC sought to harmonize as closely as practicable with parallel rules of the CFTC that govern SEFs and swap execution generally. Regulation SE implements the Exchange Act’s trade execution requirement for security-based swaps and address the cross-border application of that requirement; implement Section 765 of the Dodd-Frank Act to mitigate conflicts of interest at security-based SEFs and national securities exchanges that trade security-based swaps; and promote consistency between proposed Regulation SE and existing rules under the Exchange Act. In August 2024, GFI Swaps Exchange LLC submitted an application to the SEC to become an SEC registered SEF. In addition, on behalf of a number of our foreign platforms, we have requested an exemption from registration as an SEC SEF. The exemptive relief is pending approval by the SEC. On January 29, 2025 the SEC approved GFI Swaps Exchange LLC’s application and the firm’s registration is effective on February 28, 2025.
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
Our energy, commodities and shipping activities, including those related to environmental and emission, power, oil, and natural gas products, subject us to extensive regulation, potential catastrophic events and other risks that may result in our incurring significant costs and liabilities.
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
Our business, financial condition, results of operations and prospects could be materially adversely affected by new laws, rules, or regulations, by changes in existing law, rules or regulations or the application thereof or by disagreements with regulatory agencies regarding the application of such laws, rules or regulations.
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
In the U.S., the SEC has proposed rules to expand Regulation ATS to cover ATS trading government securities. In addition, the proposed rules extend Regulation SCI to ATS trading government securities.
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
Changes in our tax rates, unavailability of certain tax credits or reliefs, exposure to additional tax liabilities or assessments or challenges to our tax positions or interpretations could adversely affect our results of operations and financial condition.
We are subject to tax risks inherent in operating a global business in various jurisdictions, including increased taxes and levies and future changes in income tax regulations. The authorities of countries in which we have offices or do business may from time-to-time institute changes to tax law that, if applicable to us, could have a material adverse effect on our business, financial condition, results of operations and prospects. Similarly, the current presidential administration has outlined a series of proposed changes to U.S. tax law, some of which could apply to us. It is not possible to predict if any of these new provisions will be enacted or, if they are, what form they may take. It is possible that one or more of such provisions could negatively impact our costs and our effective tax rate, which would affect our after-tax earnings. If any of such changes to tax law were implemented and/or deemed to apply to us, they could have a material adverse effect on our business, financial condition, results of operations and prospects, including on our ability to attract, compensate and retain brokers, salespeople, managers, technology professionals and other front-office personnel. Similarly, our tax positions and interpretations of the application of tax laws, including to our business and to our structure and those of our subsidiaries, have been challenged in the past and may be challenged in the future. If we are unable to successfully address any such challenge, it could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

Our business is subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate around the world. Many of these regulators, including U.S. and non-U.S. government agencies and self-regulatory organizations, as well as state securities commissions in the U.S., are empowered to bring enforcement actions and to conduct administrative proceedings and examinations, inspections, and investigations, which may result in costs, penalties, fines, enhanced oversight, increased financial and capital requirements, restrictions or limitations, and censure, suspension or expulsion. Self-regulatory organizations, such as FINRA and the NFA, along with statutory bodies such as the SEC and the CFTC, and the FCA and other international regulators, require strict compliance with their rules and regulations.
Firms in the financial services industry, including us, have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the U.K. and other international regulators have increased accordingly. This trend toward a heightened regulatory and enforcement environment can be expected to continue for the foreseeable future, and this environment may create uncertainty. From time-to-time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group. As a result of such reviews, we have been and may in the future be subject to increased monitoring (including in relation to matters unrelated to our activities in the financial services industry) and be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems, and controls.
Increasingly, the FCA has developed a practice of requiring senior officers of regulated firms to provide individual attestations or undertakings as to the status of the firm’s control environment, compliance with specific rules and regulations or the completion of required tasks. Officers of BGC Brokers L.P. and GFI Brokers Limited have given such attestations or undertakings in the past and may do so again in the future. Similarly, the FCA can seek a voluntary requirement notice, which is a voluntary undertaking on behalf of a firm that is made publicly available on the FCA’s website. The SMCR came into effect in the U.K. on December 9, 2019. Accountability requirements now fall on senior managers, and a wider population of U.K. staff are subject to certification requirements. SMCR has increased the cost of compliance and will potentially increase financial penalties for non-compliance. Disciplinary actions by the SEC, the CFTC, the FCA, self-regulatory organizations and state securities administrators have impacted, and may impact in the future, our acquisitions of regulated businesses or entry into new business lines, and have resulted, and may result in the future, in significant costs and remediation expenses.
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
Competition for talent is intense, especially for brokers with experience in the specialized businesses in which we participate or may seek to enter. If we are unable to hire or retain highly qualified professionals, including retaining those employed by businesses we acquire in the future, we may not be able to enter new brokerage markets or develop new products or services or adequately service our existing clients and product sets. If we lose key brokers in a particular market in which we participate, our revenues may decrease, and we may lose market share.
In addition, recruitment and retention of qualified professionals could result in substantial additional costs, including costs and management time associated with litigation, arbitration or other claims related to employee hires and/or departures.
If we fail to attract new personnel, or fail to retain and motivate our current personnel, or if we incur increased costs or restrictions associated with attracting and retaining personnel (such as lawsuits, arbitrations, sign-on or guaranteed bonuses or forgivable loans), our business, financial condition, results of operations and prospects could be materially and adversely affected.

We face strong competition from brokerages, trading platforms, exchanges, and other financial services firms, many of which have greater market presence, marketing capabilities and financial, technological and personnel resources than we have, which could lead to pricing pressures that could adversely impact our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.
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
We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and exchange markets for corporate equities, debt and other securities. We increasingly compete, directly or indirectly, with exchanges for the execution of trades in certain products, mainly in fixed income products and derivatives, such as futures, swaps, options, and options on futures, such as the platforms operated by the CME Group. We also directly compete with the CME Group through our FMX Futures Exchange. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution, or to create listed derivatives products that mimic the qualities of similar OTC-traded products. We also compete with consortia, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services to compete in various markets with exchanges and inter-dealer brokers. We may compete in OTC-traded products with platforms, such as those owned by MarketAxess Holdings Inc. and Tradeweb Markets, in fixed income products or various OTC FX platforms owned by exchanges such as CME, CBOE and Deutsche Börse. In addition, financial data and information firms such as LSEG Data & Analytics and Bloomberg L.P. operate trading platforms for both OTC and listed products and may attempt to compete with us for trade execution in the future. We also increasingly compete with a number of ECS brokerage firms, such as Marex Group PLC, as we continue to invest in the growth of this asset class.
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
In addition, new competitors may emerge, and our product and service lines may be threatened by new technologies or market trends that reduce the value of our existing product and service lines or we may enter new businesses, including crypto-currency and similar opportunities, for which there are high barriers to entry or for which we may be regulated. If we are not able to compete successfully in the future, our revenues could be adversely impacted, and as a result our business, financial condition, results of operations and prospects could be materially adversely affected.
Competition for financial brokerage transactions also has resulted in substantial commission discounting by brokers that compete with us for business. Further discounting could adversely impact our revenues and margins and, as a result, could materially adversely affect our business, financial condition, results of operations and prospects.
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
Over time, there has been substantial consolidation and concentration of market share among companies in the banking, brokerage, exchange, and financial services industries, resulting in increasingly large existing and potential competitors, and increased concentration in markets dominated by some of our largest customers. In addition, some of our large broker-dealer customers have reduced their sales and trading business in fixed income, currency, and commodities.
The combination of this consolidation and concentration of market share and the reduction by large customers of certain businesses may lead to increased concentration among our brokerage customers, which may reduce our ability to negotiate pricing and other matters with our customers and lower volumes. Additionally, the sales and trading global revenue market share has generally become more concentrated over the past several years among the top investment banks across equities, fixed income, currencies, and commodities.
We also face existing and potential competition from large exchanges, which seek or may seek to migrate trading from the inter-dealer market to their own platform. Consolidation and concentration of market share are occurring in this area as well. Consolidation among exchanges may increase their financial resources and ability to compete with us.
Continued consolidation and concentration of market share in the financial services industry and especially among our customers could lead to the exertion of additional pricing pressure by our customers, impacting the commissions and spreads we generate from our brokerage services. Further, the consolidation and concentration among exchanges, and expansion by these exchanges into derivative and other non-equity trading markets, will increase competition for customer trades and place additional pricing pressure on commissions and spreads. These developments have increased competition from firms with potentially greater access to capital resources than we have. Finally, consolidation among our competitors, other than exchanges, could result in increased resources and product or service offerings for our competitors. If we are not able to compete successfully in the future, our business, financial condition, results of operations and prospects could be materially adversely affected.
Risks Related to Our International Operations
We are subject to various risks inherent in doing business in the international financial markets, in addition to those unique to the regulated brokerage industry.
We currently provide products and services to customers in many foreign countries, and may seek to expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were approximately $1.5 billion, or approximately 67% of total revenues, for the year ended December 31, 2024. In many countries, the laws, rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws, rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our business in that market, but on our reputation generally. If we are unable to manage any of these risks effectively, our business, financial condition, results of operations and prospects could be adversely affected.
Our international activities are subject to a number of laws generally, including laws that prohibit corruption, anti-bribery laws, import and export control law, and economic and trade sanctions programs. We may not be successful in complying with these laws in all situations and violations may result in material monetary fines, penalties, and other costs or sanctions against us.
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

Concentration and Market Risk
The rates business is and has historically been our largest product category, and we could be significantly affected by any downturn in the rates product market.
We offer our brokerage services in five broad product categories: Rates, Credit, FX, Energy and Commodities, and Equities. Our brokerage revenues are and have been historically largest in our Rates asset class, which accounted for approximately 33.7% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2024. While we focus on expanding and have successfully diversified our product offerings, including through recent acquisitions in our Energy, Commodities, and Shipping business, we may currently be exposed to any adverse change or condition affecting the interest rates market. Accordingly, the concentration of our brokerage business on rates products subjects our results to a greater market risk than if we had more diversified product offerings.
Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our business, financial condition, results of operations and prospects.
For the year ended December 31, 2024, on a consolidated basis, our top ten customers, collectively, accounted for approximately 27.1% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our business, financial condition, results of operations and prospects would materially suffer.
Our revenues and profitability could be reduced or otherwise materially adversely affected by pricing plans relating to commissions and fees on our trading platform.
We negotiate from time to time with certain customers (including many of our largest customers) to enter into customized volume discount pricing plans. While the pricing plans are designed to encourage customers to drive higher volumes across our business and to be more active on our Fully Electronic trade execution platform, they reduce the amount of commissions and fees payable to us by certain of our most active customers for certain products, which could reduce our revenues and constrain our profitability. From time to time, these pricing plans come up for renewal. Failure of a number of our larger customers to enter into renewed agreements, or agreements on terms as favorable as existing agreements, could have a material adverse effect on volumes on our Fully Electronic trade execution platform, the commissions payable to us, our revenues and our profitability.
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
We have market risk exposure from unmatched principal transactions entered into by some of our desks, which could result in losses that could have a material adverse effect on our business, financial condition, results of operations, and prospects for any particular reporting period. In addition, financial fraud or unauthorized trading activity could also adversely impact our business, financial condition, results of operations and prospects.
On a limited basis, our desks enter into unmatched principal transactions in the ordinary course of business to facilitate transactions, add liquidity, improve customer satisfaction, increase revenue opportunities and attract additional order flow or, in certain instances, as the result of an error. As a result, we have market risk exposure on these unmatched principal transactions.

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices or other factors will result in losses for a specified position. We may allow certain of our desks to enter into unmatched principal transactions in the ordinary course of business and hold long and short inventory positions. These transactions are primarily for the purpose of managing proprietary positions, facilitating customer execution needs, adding liquidity to a market or attracting additional order flow. As a result, we may have market risk exposure on these transactions. Our exposure varies based on the size of the overall position, the terms and liquidity of the instruments brokered and the amount of time the position is held before we dispose of the position. Although we have limited ability to track our exposure to market risk and unmatched positions on an intra-day basis, we attempt to mitigate market risk on these positions by imposing strict risk limits, extremely limited holding periods and active risk management, including hedging our exposure. These positions are intended to be held short term, and generally to facilitate customer transactions. However, due to a number of factors, including the nature of the position and access to the market on which it trades, we may not be able to unwind the position and we may be forced to hold the position for a longer period than anticipated. All positions held longer than intra-day are marked to market.
Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of FINRA and the FICC, a subsidiary of the Depository Trust & Clearing Corporation. In addition, certain affiliated entities are subject to regulation by the CFTC, including CF&Co and BGC Financial. In certain products, we, BGC Financial and other affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.
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
In addition, in recent years we have had and may again have considerable holdings of marketable securities received by us as consideration for the sale of certain businesses. We may seek to manage the market risk exposure inherent in such holdings by minimizing the effect of price changes on a portion of such holdings, including through the use of derivative contracts. There can, however, be no assurance that our hedging activities will be adequate to protect us against price risks associated with these holdings, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
As long as Cantor beneficially owns a majority of our total voting power, it will have the ability, without the consent of the other holders of our Class A common stock, to elect all of the members of our Board and to control our management and affairs. In addition, it will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor and/or the Lutnick Family, the shares of our Class B common stock issued to Cantor may be transferred without conversion to our Class A common stock.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders. Some provisions of the DGCL, our amended and restated certificate of incorporation, and our amended and restated bylaws could make the following more difficult:
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
Our bylaws provide that special meetings of stockholders may be called only by the Chairman of our Board, or in the event the Chairman of our Board is unavailable, by any Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is held by Cantor. In addition, our restated certificate of incorporation permits us to issue “blank check” preferred stock.
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
Further, certain of the awards under the BGC Group Equity Plan contain provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for certain grants, payments, and grants of exchangeability, and exercisability in the event of certain change of control events.
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
We are a holding company and, accordingly are dependent upon distributions from BGC U.S. OpCo and BGC Global OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases of our Class A common stock. There can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases will be made at current or future levels.
We are a holding company with no direct operations and will be able to pay dividends, taxes and other expenses, and to make repurchases of shares our Class A common stock or other equity interests in us or in our subsidiaries, only from our available cash on hand and funds received from distributions, loans or other payments, from our operating subsidiaries. As discussed above, regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends and to make repurchases of our Class A common stock.
While our quarterly dividends paid per share increased by $0.01 per share in 2024, we plan to continue to prioritize share repurchases over dividends and distributions. The Inflation Reduction Act of 2022 provides for a new U.S. federal 1% excise tax on stock repurchases, which has been in effect since January 1, 2023. We continue to analyze the impacts of the IR Act and related regulatory developments.

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
Our Board and our Audit Committee have authorized repurchases of shares of BGC Class A common stock or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, and others. On October 30, 2024, the BGC Group Board and Audit Committee re-authorized our share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2024, we had approximately $350.0 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive from our operating subsidiaries in our business. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained or that repurchases and purchases will be made at current or future levels.
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

Risks Related to Our Relationship with Cantor and its Affiliates
In connection with his confirmation as the 41st Secretary of Commerce, Howard Lutnick has stated his intention to divest his interests in our company to comply with U.S. government ethics rules. We cannot predict the consequences of this divestiture.
In addition to the risks described under “—Risks Relating to Our Key Personnel and Employee Turnover,” there are various risks associated with Howard Lutnick’s intended upcoming divestment of his interests in our company, Cantor and CFGM. The consequences of these divestments will depend upon the manner in which they are accomplished, and we do not currently expect such divestments to trigger “change of control” provisions under any material agreements. That expectation may change and it may be difficult to predict the full consequences of such divestments, and there can be no assurance that these divestments will not trigger such “change of control” provisions.
Our Class B common stock is held by Cantor and CFGM, whose interests may conflict with ours and may exercise their control in a way that favors their interests to our detriment.
Since our inception, we have been controlled directly by Cantor, and indirectly by Howard Lutnick through his control of Cantor. Cantor exercises control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.
Further changes in Cantor’s management may occur pursuant to Howard Lutnick’s divestiture of his interests, which may impact Cantor’s control over and relationship with us in ways that we cannot currently predict.
As of December 31, 2024, Cantor (including CFGM) beneficially owned 96.3 million shares of our Class B common stock, representing 88% of our outstanding Class B common stock and approximately 65.6% of our total voting power. As of December 31, 2024, Howard Lutnick and individuals related to him (the “Lutnick Family”) owned 13.1 million shares of our outstanding Class B common stock, representing 12% of the outstanding shares of BGC Class B common stock and approximately 8.9% of our total voting power. Together, as of December 31, 2024, Cantor, CFGM, Howard Lutnick and individuals related to him owned 100.0% of the outstanding shares of BGC Class B common stock and approximately 75.8% of our total voting power. Additionally, on February 18, 2025, Brandon Lutnick was appointed as Chief Executive Officer and Chairman of Cantor, as Chief Executive Officer of CFGM, and as a member of our Board of Directors, and Kyle Lutnick was appointed as Executive Vice Chairman of Cantor and President of CFGM.
Cantor’s and/or members of the Lutnick Family’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:
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
•provision of clearing capital pursuant to the Clearing Agreement and potential and existing loan arrangements; and
•any positions by members of the Lutnick Family’s with us and our affiliates, Newmark Group and/or Cantor and their ownership of any such equity or the equity of any of Cantor’s other affiliates.
Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with Cantor in the future or in connection with Cantor’s desire to enter into new commercial arrangements with third parties. Further, potential allegations of conflicts or reputational impacts could occur, which may have an adverse effect on our business. Members of the Lutnick family have been, and may be, periodically employed by and/or involved in the management of our and our affiliate’s businesses.
We expect Cantor to manage its continued ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of our Class A common stock, which would dilute Cantor’s voting power in us. See “–General Risks—If we were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business.”
In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own business and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our Audit Committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. There is no assurance that such restructuring would not result in a material expense or disruption to our business.
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
If any Cantor Company or any of its representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our restated certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both our representative and a representative of a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any Cantor Company or any of its representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.
This policy could make it easier for Cantor to compete with us. If Cantor competes with us, it could materially harm our business, financial condition, results of operations and prospects.

Agreements between us and Cantor and/or its affiliates are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.
Our relationship with Cantor and/or its affiliates may result in agreements with Cantor and/or its affiliates that are between related parties. For example, we provide to and receive from Cantor and/or its affiliates various administrative services, including investment banking services. As a result, the prices charged to us or by us for services provided under any agreements with such entities may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any related-party transactions or arrangements between us and such parties is subject to the prior approval by our Audit Committee, but generally do not otherwise require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. These related-party relationships may from time to time subject us to litigation. For example, on February 16, 2024, an alleged Company shareholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, LP and Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A shareholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. Defendants moved to dismiss the case and argument on that motion was heard on January 9, 2025, with a decision from the court expected in the coming months. While the lawsuit is in its early stages and does not name the Company as a party, the Company believes the action lacks merit.
RISKS RELATED TO OUR CLASS A COMMON STOCK
Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock by us, and the perception that such sales could occur may adversely affect prevailing market prices for our stock.
We may sell shares of our Class A common stock from time to time. As a well-known seasoned issuer, we may file an automatic shelf registration statement and commence a registered offering, including of our Class A common stock, immediately thereafter.
We have an effective registration statement on Form S-3 filed and a Controlled Equity OfferingSM sales agreement with CF&Co with respect to the offer and sale of up to 300.0 million shares of BGC Class A common stock from time to time on a delayed or continuous basis pursuant to a CEO program. As of December 31, 2024, we have not issued any shares of BGC Class A common stock under the current CEO Program.
We also have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2024, we have issued an aggregate of 3.4 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Group, Inc. DRIP. As of December 31, 2024, we have issued 0.8 million shares of BGC Class A common stock under the DRIP. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying the BGC Group Equity Plan. As of December 31, 2024, there were 440.8 million shares remaining for sale under such registration statements.
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
From January 1, 2024 to December 31, 2024, we repurchased an aggregate of 31.6 million shares of our Class A common stock at an aggregate purchase price of approximately $261.9 million, with a weighted-average repurchase price of $8.30 per share. In the future, we may continue to repurchase shares of our Class A common stock from Cantor, our executive officers, other employees, and others, and these repurchases may be significant.
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
General Risks
Our operations are global and exchange rate fluctuations and international market events could materially and adversely impact our business, financial condition, results of operations and prospects.
Because our operations are global, we are exposed to risks associated with changes in FX rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses which may result in higher or lower values than in an otherwise constant currency exchange rate environment, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor our net exposure to foreign currencies on a daily basis and we may hedge our exposure as deemed appropriate with major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues have in the past and may in the future materially and adversely affect our financial results.
Furthermore, our revenues derived from non-U.S. operations are subject to risk of loss from social or political instability, changes in government policies or policies of central banks, downgrades in the credit ratings of sovereign countries, expropriation, nationalization, confiscation of assets and unfavorable legislative, political developments, and other events in such non-U.S. jurisdictions. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. The impact of these fluctuations on our results could be magnified because non-U.S. trading markets, particularly in emerging market countries, are smaller, less liquid, and more volatile than U.S. trading markets.

Employee error or miscommunication could impair our ability to attract and retain customers and subject us to significant financial losses, legal liability, regulatory sanctions and penalties, and reputational harm; moreover, misconduct is difficult to detect and deter, and error is difficult to prevent.
Employee error and miscommunication, including mistakes in executing, recording or processing transactions for customers, could cause us to suffer liability, loss, sanction and/or reputational harm, which could expose us to the risk of material losses even if the error and miscommunication are detected and the transactions are unwound or reversed. If our customers are not able to settle their transactions on a timely basis, the time in which employee error and miscommunication are detected may be increased and our risk of material loss could be increased. The risk of employee error and miscommunication may be greater for products or services that are new or have non-standardized terms.
Ongoing scrutiny and changing expectations from stockholders, clients and customers with respect to the Company’s corporate responsibility or ESG practices may result in additional costs or risks.
Companies across our industry are facing continuing scrutiny related to their corporate responsibility or ESG practices and related demographic disclosures. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also focused on such practices and related demographic disclosures and, in recent years, have placed increasing importance on the non-financial impacts of their investments. Further, customer bids, requests for proposals and other customer arrangements or opportunities may require disclosure of or improvements in ESG metrics in order to compete for business. While we are focused on these efforts and disclosures, if our practices and disclosure of specific metrics do not meet customer, investor or other industry participant expectations, which continue to evolve, we may not win or may lose customers, or may incur additional costs and our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Risk Management and Strategy
Our global cybersecurity processes form the comprehensive framework we utilize for planning, performing, managing, assessing, and improving our security controls as they relate to cybersecurity, and form part of our overall risk management system. We aim to conduct our cybersecurity program in accordance with current recognized global policies and standards for cybersecurity and information technology. These processes are managed by our cybersecurity team headed by our CISO and CIO and supported by our business continuity teams.
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
Board Governance and Management
Our global cybersecurity processes are managed primarily by our CISO, whose experience includes approximately 20 years of service in roles relating to assessing, managing and providing oversight for cybersecurity risks at public and private entities, our CIO, whose experience includes managing the technology professionals and processes at public and private financial services companies, beginning in December 2024, our global CIO, whose experience includes approximately 40 years of service in financial services and technology, and our CFO, whose experience includes risk management and specialized financial knowledge.
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

ITEM 2.     PROPERTIES
We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Australasia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy space at 199 Water Street, New York, New York and space at 55 Water Street, New York, New York. Under the Administrative Services Agreement with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.
Our largest presence outside of the New York metropolitan area is in London, located at Five Churchill Place, London, E14 5RD.
We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut. In addition, we occupy two data centers in the United Kingdom located in Canary Wharf and Romford, and two data centers in Asia located in Hong Kong and Singapore. Our U.S. operations also have office space in Iselin, New Jersey, Palm Beach Gardens, Florida, Garden City, New York, Sugar Land, Texas, Louisville, Kentucky and Chicago, Illinois.
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
As of February 27, 2025, there were 1,031 holders of record of our Class A common stock and 7 holders of record of our Class B common stock.
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s repurchase authorization in an amount up to $400.0 million. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s share repurchase authorization in an amount up to $400.0 million. As of December 31, 2024 we had approximately $350.0 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended December 31, 2024 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased	Weighted- Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
October 1, 2024—October 31, 2024[1]	6,369	$9.45	5,309
November 1, 2024—November 30, 2024	—	—	—
December 1, 2024—December 31, 2024	—	—	—
Total Repurchases	6,369	$9.45	5,309	$350,000
____________________________________
1    Includes an aggregate of $1.1 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $10.2 million at a weighted-average price of $9.62 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
2    Represents amount available under a repurchase program authorized by the Board and Audit Committee on October 30, 2024 up to an amount of $400.0 million for which there is no expiration date.
Capital Deployment Priorities, Dividend Policy and Repurchase Program
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. We have repurchased 36.2 million shares during the year ended December 31, 2024.
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
The performance graph below shows a comparison of the cumulative total stockholder return of $100 invested in shares of the Company (identified as shares of BGC Partners, Inc. prior to July 1, 2023 and BGC Group, Inc. on July 1, 2023 and following) on December 31, 2019, measured on December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023, and December 31, 2024. The returns of the Peer Group have been weighted at the beginning of the period according to their U.S. dollar stock market capitalizations for purposes of arriving at a Peer Group average.
Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among BGC Group, Inc., Russell 2000, S&P 500 Index, and Peer Group**

$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
BGC Group, Inc.
Russell 2000
S&P 500
Peer Group

*    The above chart reflects $100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
**    Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with its permission. All rights reserved. Copyright 1980-2024. Index data provided by Copyright Standard and Poor’s Inc. and Copyright Russell Investments. Used with permission. All rights reserved.
In addition to the foregoing five-year returns, the 10-year total returns on $100 calculated using the same methodology described above are as follows:
•The 10-year total return for the Company from December 31, 2014 through December 31, 2024 would have resulted in approximately $234.
•In comparison, the 10-year total return for $100 invested in the Peer Group, Russell 2000 Index, and S&P 500 Index from December 31, 2014 through December 31, 2024 would have resulted in approximately in $223, $212, and $343, respectively.

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
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2024, 2023, and 2022.
FORWARD-LOOKING CAUTIONARY STATEMENTS
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, reductions in government spending, recession fears, infrastructure spending, supply chain issues, market liquidity, and energy costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors as a result of the new U.S. presidential administration;
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

•our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, the timing and impact of any actual or future changes to our organization or structure, any related party transactions, any challenges to our interpretation or application of complex tax laws to our structure, conflicts of interest or litigation, including with respect to executive compensation matters or other transactions with our current and former executive officers, any impact of Cantor’s results on our credit ratings and associated outlooks, any clearing capital agreements, clearing services agreements, Repurchase Agreements or Reverse Repurchase Agreements with or loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such financing transactions, CF&Co’s acting as our sales agent or underwriter under our CEO Program or other offerings, Cantor’s holdings of the Company Debt Securities, CF&Co’s acting as a market maker in the Company Debt Securities, CF&Co’s acting as our financial advisor in connection with certain capital markets transactions and potential acquisitions, dispositions, divestitures or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the ongoing integration of acquired businesses and their operations and back office functions with our other businesses and uncertainties related to the timing of the closing of such acquisitions, synergies, and revenue growth generated from such acquired or to be acquired businesses;
•the rebranding or repositioning of certain aspects of our current businesses to adapt to and better address the needs of our clients or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•pandemics and other international health incidents or emergencies, and the impact of natural disasters or weather-related or similar events, including hurricanes and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;
•risks inherent in doing business in international markets or with international partners, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic and political volatility in the U.K. and Europe, rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East, other ongoing or new conflicts in those or other regions or jurisdictions and additional sanctions and regulations imposed by governments and related counter-sanctions as well as potential changes in these factors as a result of the new U.S. presidential administration;
•the impact of U.S. government shutdowns, other political developments, or reduced government staffing, including uncertainties regarding the debt ceiling, the federal budget and the deployment of federal funds, elections, political protests or unrest, boycotts, demonstrations, stalemates or other social and political developments, such as terrorist acts, acts of war or other violence, and potential changes in these factors as a result of the new U.S. presidential administration;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including changes in tax rates, interpretations of tax law, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, responses to global inflation rates, and other potential changes to tax and other policies resulting from elections and changes in governments;
•the effect on our business of leadership changes and the resulting transition following the confirmation of Howard W. Lutnick, our former Chief Executive Officer and Chairman of the Board, as U.S. Secretary of Commerce, the appointment of our three Co-Chief Executive Officers to replace Mr. Lutnick, our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise, and the Federal Trade Commission’s ban on non-compete provisions (which has been set aside pending appeal), which may impact our employment arrangements and awards if such ban ultimately comes into effect;
•the effects on our business of Howard W. Lutnick’s intended divestiture of his interests in us, Cantor and CFGM;

•extensive regulation of our businesses and customers, the timing of regulatory approvals, changes in regulations relating to financial services companies and other industries, and risks relating to U.S. and foreign tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, unavailability of certain tax credits or reliefs or additional tax liabilities or assessments, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and our subsidiaries are not deemed investment companies under the Investment Company Act;
•factors related to specific transactions or series of transactions, including credit, performance, and principal risk, trade failures, potential counterparty failures, and the impact of fraud and unauthorized trading;
•costs and expenses of developing, maintaining, and protecting our intellectual property, utilizing third-party software licensed under “open source” licenses, as well as employment, regulatory, and other litigation and proceedings, and their related costs, including costs and expenses related to acquisitions and other matters, including judgments, indemnities, fines, or settlements paid, reputational risk, requirements that we stop selling or redesign affected products or services, rebrand or restrict our products or services or pay damages to satisfy indemnification commitments with our customers, and the impact thereof on our financial results and cash flows in any given period;
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
•information technology risks, including capacity constraints, failures, or disruptions in our operational systems or infrastructure, or those of our clients, counterparties, exchanges, clearing facilities, or other parties with which we interact, including increased demands on such systems and on the telecommunications infrastructure from remote working, cybersecurity risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;
•the expansion of our cybersecurity processes to include new businesses, or the integration of the cybersecurity processes of acquired businesses;
•the effectiveness of our governance, risk management, and oversight procedures and the impact of any potential transactions or relationships with related parties;
•the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, ratings agencies, potential clients and other parties with respect to our businesses, investments in us, our borrowing opportunities or the market for and trading price of BGC Class A common stock, Company Debt Securities, or other matters, as well as the impact and potential cost to us of any policies, legislation, or initiatives in opposition to our ESG or “sustainability” policies;
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

OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global marketplace, data, and financial technology company that specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, we provide brokerage services across foreign exchange, energy, commodities, shipping, equities, and futures and options. Our business also provides network and connectivity solutions, market data and related information services, and post-trade services.
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
Our clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global operation with offices across all major geographies, including New York and London, as well as in Bahrain, Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
As of December 31, 2024, we had 2,161 brokers, salespeople, managers, technology professionals and other front-office personnel across our businesses.
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
On September 23, 2024 FMX Futures Exchange launched the trading of SOFR futures, the largest notional futures contract in the world. The FMX Futures Exchange launched with five FCMs, Goldman Sachs, J.P. Morgan, Marex, RBC, and Wells Fargo. FMX expects to have at least 10 FCMs connected before the launch of U.S. Treasury futures around the end of the first quarter of 2025.
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
Over the past decade, electronic markets for OTC products have grown as a percentage of overall industry volumes as firms like ours have invested in the kinds of technology favored by our customers. Regulation across banking, capital markets, and OTC derivatives has accelerated the adoption of fully electronic execution, and we expect this demand to continue. We also believe that new clients, beyond our large bank customer base, will primarily transact electronically across our Fenics platforms.
The combination of wider adoption of hybrid and fully electronic execution and our competitive advantage in terms of technology and experience has contributed to our strong growth in electronically traded products. We continue to invest in our high-growth, high-margin, technology-driven businesses, including our standalone fully electronic Fenics Growth Platforms. Fenics has exhibited strong growth over the past several years, and we believe that this growth has outpaced the wholesale brokerage industry. We expect this trend to continue as we continue to convert more of our Voice/Hybrid execution into higher-margin, technology-driven execution and continue to grow our Fenics Growth Platforms.
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
Revenues in our Fenics businesses increased 8.6% to $142.1 million in the fourth quarter of 2024 and 9.4% to $570.8 million for the year ended December 31, 2024, in each case compared to the prior year period.
Within our Fenics businesses, Fenics Markets revenue grew 6.4% to $116.7 million in the fourth quarter of 2024 and 6.6% to $476.0 million for the year ended December 31, 2024, in each case compared to the prior year period. Fenics Markets growth was driven by higher electronic volumes across Rates and Foreign Exchange, as well as higher market data revenues, partially offset by lower credit volumes.
Fenics Growth Platforms revenue grew 20.2% to $25.5 million in the fourth quarter of 2024 and 26.3% to $94.8 million for the year ended December 31, 2024, in each case compared to the prior year period. Collectively, our newer Fenics Growth Platform offerings are not yet fully up to scale, but continue to grow at a leading rate. Over time, the Company expects these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.

The Company continues to invest in our Fenics Growth Platforms, and notable highlights for the fourth quarter of 2024 compared to the prior year period include:
•FMX UST generated ADV of over $52 billion for the fourth quarter, up 28% compared to last year. This translated to over 30% market share for the fourth quarter, up from 29% last quarter and 26% a year ago.
•FMX FX volumes improved by approximately 80% compared to last year on record ADV of more than $11 billion. FMX FX continues to expand its market share in the enormous global foreign exchange market.
•FMX Futures Exchange continues to connect the world’s largest FCMs, recently onboarding FMX’s partners, Bank of America, Barclays and Citi. FMX expects to have at least 10 FCMs connected before the launch of U.S. Treasury futures around the end of the first quarter 2025. As FMX continues to connect and integrate more FCMs, ADV and open interest on the FMX Futures Exchange are expected to meaningfully accelerate.
•PortfolioMatch ADV increased more than 150% due to strong growth across both U.S. and European credit volumes.
•Lucera, Fenics’ network business that provides critical real-time trading infrastructure to the capital markets, grew its revenue by over 33% and continues to expand its revenue pipeline.
Total revenues from our high-margin Data, network and post-trade business, which is predominately comprised of recurring revenue, were up 10.3% to $32.6 million in the fourth quarter of 2024 and 13.9% to $127.0 million for the year ended December 31, 2024, in each case over the prior year period.
Data, network and post-trade revenues increased by 10.3% to $32.6 million. This growth was primarily driven by strong subscription-based revenue growth across Fenics Market Data and Lucera, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter. Revenues for Data, network and post-trade, excluding the impact of Capitalab, grew by more than 20% year-over-year.
Fenics brokerage revenues increased by 8.2% to $109.5 million in the fourth quarter of 2024 and 8.2% to $443.7 million for the year ended December 31, 2024, in each case over the prior year period.
Fenics’ revenue growth was led by Fenics Rates, Credit and Data, network and post-trade businesses. Fenics represented 24.8% of BGC’s overall revenue in the fourth quarter of 2024 compared to 24.8% in the fourth quarter of 2023, and 25.2% for the year ended December 31, 2024 compared to 25.2% in the year ended December 31, 2023.
Acquisitions
On October 22, 2024, the Company announced that it had executed a definitive agreement to acquire OTC Global. The closing of the proposed acquisition of OTC Global, which is expected to be a substantially all cash transaction, is subject to customary closing conditions, including the receipt of applicable regulatory approvals.
On October 1, 2024, the Company completed the acquisition of Sage, an energy and environmental brokerage firm. This acquisition will expand BGC’s energy brokerage services in the U.S. and support BGC’s global growth efforts across ECS.
Both the Sage acquisition at the beginning of the fourth quarter of 2024 and the anticipated acquisition of OTC Global are expected to be immediately accretive.
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

Divestitures
On December 3, 2024, the Company announced the sale of Capitalab, which was part of its post-trade business, to Capitolis. BGC will retain its high-growth, post-trade foreign exchange risk reduction business, which was previously included under the Capitalab brand and will be renamed Fenics NDF Match.
As a result of this sale, the Company recognized a $39.0 million gain, net of banking fees, other professional fees, and compensation expenses, which is included in “Gains (losses) on divestitures and sale of investments” in the Company’s Consolidated Statements of Operations during the year ended December 31, 2024. The Company had no gains or losses from divestitures or sales of investments during the years ended December 31, 2023 and 2022.
Brands and Trademarks
Amerex, Aurel, Aurel BGC, Caventor, CBID, Conticap, CreditMatch, BGC, BGC Group, BGC Partners, BGC Trader, ELX, Euro Brokers, Fenics, Fenics.com, Fenics Markets Xchange, Fenics Digital, FMX UST, FMX FX, Fenics Direct, Fenics MID, Fenics MD, Fenics Market Data, Fenics GO, Fenics PortfolioMatch, FMX, FMX Futures, FMX Markets Xchange, FMX UST, FMX FX, FMX Repo, FMX NDF, GFI, GFI Ginga, kACE2, Lake Securities, Latium Capital, LumeFX, LumeMarkets, Lucera, Martin Brokers, Maxcor, Matchbox, Mint, MIS Brokers, Open Energy, Perimeter Markets Inc., Poten & Partners, RP Martin, Tower Bridge, Sage, Sunrise Brokers, and VolumeMatch are among the trademarks/service marks and/or registered trademarks/service marks of BGC Group and/or its affiliates in the U.S. and/or other jurisdictions.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than 1% of total revenue from its Moscow branch and sanctioned Russian counterparties. During the years ended December 31, 2024 and 2023, the Company reserved $4.0 million and $9.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities.
Tax Policy Changes
Pillar 2 is part of the Organization for Economic Co-Operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting, which is part of a global initiative to address tax avoidance and ensure that multinational enterprises pay their fair share of taxes. The Pillar 2 framework introduces a global minimum tax rate of 15% for multinational companies. In December 2022, the Council of the EU unanimously adopted the EU Minimum Tax Directive, which would require member states to implement these rules. In the UK, Pillar 2 was adopted after royal assent was given in July 2023.
Management performed Pillar 2 calculations for the necessary jurisdictions for the 2024 fiscal year and determined that the minimum global effective tax did not have a material impact on our 2024 tax rate.
Financial Services Industry
The financial services industry has grown historically due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to mitigate the risks associated with interest rates, equity ownership, changes in the value of FX, credit defaults by corporate and sovereign debtors, and changes in the prices of commodity products. Over this same timeframe, demand from financial institutions, large corporations, and other end-users of financial products have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.
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

Due largely to the impacts of the global financial crisis of 2008-2009, our businesses had faced more challenging market conditions from 2009 until the second half of 2016. Accommodative monetary policies were enacted by several major central banks, including the Federal Reserve, Bank of England, Bank of Japan and the ECB, in response to the global financial crises. These policies resulted in historically low levels of volatility and interest rates across many of the financial markets in which we operate. The global credit markets also faced structural issues, such as increased bank capital requirements under Basel III. Consequently, these factors contributed to lower trading volumes in our Rates and Credit asset classes across most geographies in which we operated.
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
Industry Consolidation
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We continue to compete with the electronic markets and market data businesses of the CME, primarily through our FMX businesses where we compete in U.S. Treasuries, U.S. interest rate futures, and foreign exchange products. We also continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics.
Additional strategic acquisitions of OTC trading platforms by exchanges and electronic marketplaces include ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq’s U.S. Fixed Income Electronic Trading Platform, r8fin and ICD, LSEG acquiring Quantile, etc. We view the consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Below is a brief analysis of the market and industry volumes for some of our products, including our overall Voice/Hybrid and Fully Electronic execution activities.
Overall Market Volumes and Volatility
Volume is driven by a number of factors, including the level of issuance for financial instruments, price volatility of financial instruments, central bank policies, macro-economic conditions, creation and adoption of new products, regulatory environment, and the introduction and adoption of new trading technologies. Historically, increased price volatility has often increased the demand for hedging instruments, including many of the cash and derivative products that we broker.

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
During the year ended December 31, 2024, industry volumes were higher across Rates, ECS, FX, and Credit compared to the prior year period, while volumes were generally mixed across Equities. BGC’s brokerage revenues were up by 11.2% year-on-year, reflecting broad-based growth across all geographies and strong double-digit revenue growth across BGC’s three largest asset classes, Rates, ECS and FX.
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels, and recent and potential future monetary policy changes by major central banks have given rise to higher levels of interest rate trading activity and are expected to provide continued tailwinds to our Rates business.
The level of secondary trading and related hedging activity was higher during 2024 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 16%. Over the same time period, listed products on CME were up 10%, and OTC interest rate derivative volumes traded on SEF were up 27% compared to 2023, according to Clarus. In comparison, our overall Rates revenues were up 12.2% as compared to a year earlier to $685.0 million.
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
ECS Volumes
ECS volumes were higher during 2024 compared to the prior year period. CME and ICE energy futures and options volumes were up 17% and 24%, respectively. In comparison, BGC’s ECS revenues increased by 25.1% to $483.2 million.
Foreign Exchange Volumes and Volatility
Global foreign exchange volumes were higher during 2024 compared to the prior year period. Volumes for CME FX futures and options and CME EBS spot FX were up 8%, and 5%, respectively, and Cboe FX was up 4%. In comparison, our overall FX revenues increased by 14.0% to $358.7 million.

Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were higher during 2024 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 24% and U.S. High Yield was up by 14% according to Bloomberg. In comparison, our overall Credit revenues increased by 0.9% to $287.4 million.
Equities Volumes
Global equity volumes were generally mixed during 2024. According to the Securities Industry and Financial Markets Association, or SIFMA, the average daily volume of U.S. cash equities was up 10%, as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were down 4% and Euronext equity derivative index volumes were down 10%. However, according to the OCC, the average daily volume of U.S. options was up 10%. Our Equities business primarily consists of equity derivatives and, our overall revenues from Equities increased by 5.3% to $223.9 million.
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

We offer our brokerage services in five broad product categories: Rates, ECS, FX, Credit, and Equities. The chart below details brokerage revenues by product category and by Voice/Hybrid versus Fully Electronic (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Brokerage revenue by product:
Rates	$685,032	$610,451	$549,503
ECS	483,232	386,206	291,665
FX	358,693	314,706	299,721
Credit	287,377	284,744	271,419
Equities	223,912	236,517	234,493
Total brokerage revenues	$2,038,246	$1,832,624	$1,646,801
Brokerage revenue by product (percentage):
Rates	33.6%	33.3%	33.4%
ECS	23.7	21.1	17.7
FX	17.6	17.2	18.2
Credit	14.1	15.5	16.5
Equities	11.0	12.9	14.2
Total brokerage revenues	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$1,594,506	$1,422,541	$1,293,929
Fully Electronic[1]	443,740	410,083	352,872
Total brokerage revenues	$2,038,246	$1,832,624	$1,646,801
Brokerage revenue by type (percentage):
Voice/Hybrid	78.2%	77.6%	78.6%
Fully Electronic[1]	21.8	22.4	21.4
Total brokerage revenues	100.0%	100.0%	100.0%
____________________________________
1Includes Fenics Integrated.
Our position as a leading wholesale financial broker is enhanced by our Hybrid brokerage platform. We believe that the more complex, less liquid markets on which we focus often require significant amounts of personal and attentive service from our brokers. In more mature markets, we offer Fully Electronic execution capabilities to our customers through our platforms, including Fenics and BGC Trader. Our Hybrid platform allows our customers to trade on a Voice, Hybrid or Fully Electronic basis, regardless of whether the trade is OTC or exchange-based, and to benefit from the experience and market intelligence of our worldwide brokerage network. Our electronic capabilities include clearing, settlement, post-trade, and other back-office services as well as straight-through processing for our customers across several products. Furthermore, we benefit from the operational leverage in our Fully Electronic platform. We believe our Voice/Hybrid brokerage approach provides a competitive advantage over competitors who do not offer this full range of technology. We continue to experience strong growth in our Fully Electronic business and we expect this trend to continue; however, the composition of our Fully Electronic business, as a percentage of our overall revenues, may fluctuate due to acquisitions, dispositions, changes in business mix and/or periods of heightened market volatility.
Rates
Our Rates business is focused on government debt, listed and OTC interest rate derivatives, and other interest rate products, which are globally among the largest and most actively traded markets. The main drivers of these markets are global macroeconomic forces such as new issuances, inflation, and government budget and central bank policies.
Energy, Commodities, and Shipping
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

Foreign Exchange
The foreign exchange market is one of the largest financial markets in the world. Foreign exchange transactions can either be undertaken in the spot market or derivatives market. Our Foreign Exchange business is focused on providing execution services in most major currencies across all foreign exchange products, including spot FX, options, forwards and NDFs.
Credit
We provide our brokerage services in a wide range of credit instruments, including corporate bonds, emerging market bonds, credit default swaps, exotic credit derivatives, asset-back securities, and structured products.
Equities
We provide brokerage services in a range of markets for equity products, including cash equities, equity derivatives (both listed and OTC), equity index futures and options on equity products.
Data, network and post-trade
Fenics Market Data is a supplier of real-time, tradable, indicative, end-of-day and historical market data. Our market data product suite includes fixed income, interest rate derivatives, credit derivatives, FX, FX options, money markets, energy and equity derivatives and structured market data products and services. The data are sourced from our Voice/Hybrid and fully electronic execution operations and made available to financial professionals, research analysts, compliance and surveillance departments, and other market participants via direct data feeds and BGC-hosted FTP environments, as well as via information platforms such as Bloomberg, LSEG Data & Analytics, ICE Data Services, and other select specialist vendors.
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
Through kACE2, our analytics brand, we offer derivative price discovery, pricing analysis, risk management and trading software used by approximately 227 client sites in over 23 countries. Our clients include mid-tier banks, financial institutions and corporate clients. Our Gateway module links our client base with their counterparties, trading venues and regulators, and provides automated order flow, straight through processing, data distribution and regulatory reporting.
Our post-trade Fenics NDF Match business is an advanced matching platform that helps clients offset their fixing risk in non-deliverable forward portfolios and simplifies the complexities of managing large quantities of derivatives, to help promote sustainable growth, lower systemic risk and improve resiliency in the industry.
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
In addition, we currently issue RSUs, as well as other forms of equity-based compensation, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These awards contain extended vesting schedules which we consider to be highly retentive and that vary based upon compensation level and role (typically three-to-seven-year ratable vesting), which in most cases are largely dependent upon continued service.
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
REGULATORY ENVIRONMENT
See “Regulation” in Part I, Item 1 of this Annual Report on Form 10‑K for information related to our regulatory environment.
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
As of December 31, 2024, our front-office headcount was 2,161 brokers, salespeople, managers, technology professionals and other front-office personnel, up 2.7% from 2,104 a year ago. Compared to the prior year, average revenue per front-office employee for the year ended December 31, 2024 increased by 6.3% to $1.0 million from $958 thousand.

FINANCIAL HIGHLIGHTS
Full year 2024 compared to full year 2023:
Income from operations before income taxes was $173.1 million compared to $57.7 million in the prior year period.
Total revenues increased $237.4 million, or 11.7%, to $2,262.8 million, largely due to overall growth of 11.2% in our brokerage revenues:
•ECS increased $97.0 million, or 25.1%,
•Rates increased $74.6 million, or 12.2%;
•FX increased $44.0 million, or 14.0%;
•Credit increased $2.6 million, or 0.9%; and
•Equities decreased $12.6 million, or 5.3%.
In addition, there was an increase of $10.8 million in Interest and dividend income, primarily driven by income earned on bank deposits and money market funds. Further, there was an increase of $15.5 million in Data, network and post-trade revenues, primarily driven by strong revenue growth due to FX co-location services and higher volume of contracts.
Total expenses increased $189.4 million, or 9.5%, to $2,182.3 million compared to the prior year period, primarily driven by an increase in total compensation and employee benefits expenses of $144.9 million. The increase in compensation and employee benefits was primarily due to higher commissionable revenues during the period. The $44.5 million increase in non-compensation expenses was primarily driven by an increase in Interest expense related to the BGC Partners 8.000% Senior Notes issued on May 25, 2023, the BGC Group 8.000% Senior Notes issued October 6, 2023 as part of the Exchange Offer, the BGC Group 6.600% Senior Notes issued June 10, 2024, and higher borrowings on both the Revolving Credit Agreement and BGC Credit Agreement. These higher interest expenses were partially offset by lower interest due to the repayment in full of the BGC Partners 5.375% Senior Notes on July 24, 2023 and the BGC Group 3.750% Senior Notes and the BGC Partners 3.750% Senior Notes on October 1, 2024. Non-compensation expenses also increased year over year due to higher Commissions and floor brokerage, Selling and promotion and Communication costs which were primarily driven by higher revenues.

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$1,648,817	72.9%	$1,464,524	72.3%	$1,281,294	71.4%
Principal transactions	389,429	17.2	368,100	18.2	365,507	20.3
Total brokerage revenues	2,038,246	90.1	1,832,624	90.5	1,646,801	91.7
Fees from related parties	20,728	0.9	15,968	0.8	14,734	0.8
Data, network and post-trade	126,963	5.6	111,470	5.5	96,389	5.4
Interest and dividend income	56,223	2.5	45,422	2.2	21,007	1.2
Other revenues	20,658	0.9	19,917	1.0	16,371	0.9
Total revenues	2,262,818	100.0	2,025,401	100.0	1,795,302	100.0
Expenses:
Compensation and employee benefits	1,123,747	49.7	992,603	49.1	853,165	47.5
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	369,143	16.3	355,378	17.5	251,071	14.0
Total compensation and employee benefits	1,492,890	66.0	1,347,981	66.6	1,104,236	61.5
Occupancy and equipment	169,238	7.5	162,743	8.0	157,491	8.8
Fees to related parties	32,529	1.5	32,649	1.6	25,662	1.4
Professional and consulting fees	64,949	2.9	60,398	3.0	68,775	3.8
Communications	120,624	5.3	114,143	5.6	108,096	6.0
Selling and promotion	70,466	3.1	61,884	3.1	49,215	2.7
Commissions and floor brokerage	70,798	3.1	61,523	3.0	58,277	3.3
Interest expense	91,075	4.0	77,231	3.8	57,932	3.2
Other expenses	69,694	3.1	74,278	3.7	87,431	4.9
Total expenses	2,182,263	96.5	1,992,830	98.4	1,717,115	95.6
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	38,769	1.7	—	0.0	(1,029)	(0.1)
Gains (losses) on equity method investments	8,430	0.4	9,152	0.5	10,920	0.7
Other income (loss)	45,389	2.0	15,986	0.7	9,373	0.5
Total other income (losses), net	92,588	4.1	25,138	1.2	19,264	1.1
Income (loss) from operations before income taxes	173,143	7.6	57,709	2.8	97,451	5.5
Provision (benefit) for income taxes	49,915	2.2	18,934	0.9	38,584	2.2
Consolidated net income (loss)	$123,228	5.4%	$38,775	1.9%	$58,867	3.3%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(3,760)	(0.2)	2,510	0.1	10,155	0.6
Net income (loss) available to common stockholders	$126,988	5.6%	$36,265	1.8%	$48,712	2.7%
________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2024		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$184,667	8.1%	$171,646	8.5%	$147,480	8.2%
Allocations of net income and dividend equivalents	4,196	0.2	6,302	0.3	13,298	0.8
LPU amortization	—	—	40,878	2.0	73,734	4.1
RSU, RSU Tax Account, and restricted stock amortization	180,280	8.0	136,552	6.7	16,559	0.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$369,143	16.3%	$355,378	17.5%	$251,071	14.0%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenues
Brokerage Revenues
Total brokerage revenues increased by $205.6 million, or 11.2%, to $2,038.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Commission revenues increased by $184.3 million, or 12.6%, to $1,648.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Principal transactions revenues increased by $21.3 million, or 5.8%, to $389.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Our brokerage revenues from ECS increased by $97.0 million, or 25.1%, to $483.2 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which was primarily driven by strong revenue growth across our energy complex, environmental products, and the acquisition of Sage in the fourth quarter.
Our brokerage revenues from Rates increased by $74.6 million, or 12.2%, to $685.0 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, reflecting higher volumes across the business including interest rate derivative and listed products.
Our FX revenues increased by $44.0 million, or 14.0%, to $358.7 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which was primarily driven by emerging market products and higher FX options volumes.
Our Credit revenues increased by $2.6 million, or 0.9%, to $287.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which was primarily driven by higher trading volumes across emerging market and European credit products, offset by lower Asian credit activity.
Our brokerage revenues from Equities decreased by $12.6 million, or 5.3%, to $223.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to lower equity derivative trading volumes, partially offset by higher European and U.S. cash equity activity.
Fees from Related Parties
Fees from related parties increased by $4.8 million, or 29.8% to $20.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, which was primarily driven by an increase in revenues in connection with accounting, occupancy and legal services provided to Cantor.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $15.5 million, or 13.9%, to $127.0 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily driven by strong subscription-based revenue growth across Lucera and Fenics Market Data, as a result of expanding both our client base and our offerings. Revenue growth was partially offset by lower post-trade revenues due to the sale of Capitalab in the fourth quarter of 2024.

Interest and Dividend Income
Interest and dividend income increased by $10.8 million, or 23.8%, to $56.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This was primarily driven by an increase in interest income on bank deposits and money market funds, borrowings by Cantor under the BGC Credit Agreement, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues increased by $0.7 million, or 3.7% to $20.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by an increase in dividend income on investments and consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $131.1 million, or 13.2%, to $1,123.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The primary driver of the increase was higher commissionable revenues.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $13.8 million, or 3.9%, to $369.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the year ended December 31, 2024, the Company incurred compensation charges of $27.1 million and $54.4 million, respectively, for the acceleration of restricted stock awards and redemption of Newmark Holdings LPUs held by a former BGC executive officer, who is still employed by the Company. The year over year increase was partially offset by the issuance of common stock and grants of exchangeability, which included, for the year ended December 31, 2023, a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Class A common stock and the accompanying tax payments related to the Corporate Conversion in the year ended December 31, 2023.
Occupancy and Equipment
Occupancy and equipment expense increased by $6.5 million, or 4.0%, to $169.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily driven by an increase in software licenses and costs for consolidating BGC’s London office space.
Fees to Related Parties
Fees to related parties decreased by $0.1 million, or 0.4%, to $32.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Fees to related parties are allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $4.6 million, or 7.5%, to $64.9 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by an increase in consulting and other professional services and fees.
Communications
Communications expense increased by $6.5 million, or 5.7%, to $120.6 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, which was primarily driven by increases in various terminal and line service costs across market data and communications.

Selling and Promotion
Selling and promotion expense increased by $8.6 million, or 13.9%, to $70.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, which was primarily driven by an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $9.3 million, or 15.1%, to $70.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by a higher number of trades in the year ended December 31, 2024.
Interest Expense
Interest expense increased by $13.8 million, or 17.9%, to $91.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by interest expense related to the BGC Partners 8.000% Senior Notes issued on May 25, 2023 and the BGC Group 8.000% Senior Notes issued October 6, 2023 as part of the Exchange Offer, the BGC Group 6.600% Senior Notes issued on June 10, 2024, and higher borrowings on both the Revolving Credit Agreement and BGC Credit Agreement, partially offset by a decrease in interest expense related to the BGC Partners 3.750% Senior Notes and BGC Group 3.750% Senior Notes due to repayment in full on October 1, 2024.
Other Expenses
Other expenses decreased by $4.6 million, or 6.2%, to $69.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, which was primarily due to a decrease in reserves related to potential losses associated with Russia’s Invasion of Ukraine and other provisions, partially offset by an increase in revaluation expense and Charity Day contributions.
Other Income (Losses), Net
Gains (Losses) on Divestitures and Sale of Investments
Gains (losses) on divestitures and sale of investments increased by $38.8 million, to a gain of $38.8 million, for the year ended December 31, 2024 as compared to no gain for the year ended December 31, 2023, primarily as a result of the sale of Capitalab in October 2024.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $0.7 million, or 7.9%, to a gain of $8.4 million due to the results of our equity method investees, for the year ended December 31, 2024 as compared to a gain of $9.2 million for the year ended December 31, 2023.
Other Income (Loss)
Other income (loss) increased by $29.4 million, or 183.9%, to $45.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by a $36.6 million unrealized gain recorded related to fair value adjustments on investments carried under the measurement alternative offset by a decrease in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $31.0 million, or 163.6%, to $49.9 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase was primarily driven by an increase in 2024 pretax earnings, 2023 one-time benefit in revaluation of deferred tax balances due to ownership interest change, as a result of the Corporate Conversion, and a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period-to-period.

Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $6.3 million, or 249.8%, to a loss of $3.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 as a result of losses recognized by non-controlling interest compared to the prior year.
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
Our brokerage revenues from Energy and Commodities increased by $94.5 million, or 32.4%, to $386.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022, which was primarily driven by strong double-digit growth across our energy complex and our environmental products, as well as our shipping broking business.
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
Interest and Dividend Income
Interest and dividend income increased by $24.4 million, or 116.2%, to $45.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. This was primarily driven by an increase in interest income on bank deposits and money market funds, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues increased by $3.5 million, or 21.7%, to $19.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by an increase in dividend income on investments and consulting income.

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

Interest Expense
Interest expense increased by $19.3 million, or 33.3%, to $77.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by interest expense related to the BGC Partners 8.000% Senior Notes issued on May 25, 2023 and the BGC Group 8.000% Senior Notes issued October 6, 2023 as part of the Exchange Offer, and higher interest expense related to borrowings on the Revolving Credit Agreement, partially offset by a decrease in interest expense related to the BGC Partners 5.375% Senior Notes due to repayment in full on July 24, 2023.
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
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $1.8 million, or 16.2%, to $9.2 million due to the results of our equity method investees, for the year ended December 31, 2023 as compared to a gain of $10.9 million for the year ended December 31, 2022.
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

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Revenues:
Commissions	$431,469	$407,095	$395,081	$415,172	$388,211	$350,305	$348,720	$377,288
Principal transactions	84,590	93,551	98,439	112,849	73,563	84,725	94,883	114,929
Fees from related parties	6,558	5,106	4,643	4,421	4,226	3,723	4,062	3,957
Data, network and post-trade	32,587	32,661	30,812	30,903	29,551	27,797	27,000	27,122
Interest and dividend income	12,370	16,944	17,145	9,764	16,586	10,150	13,371	5,315
Other revenues	4,758	5,754	4,641	5,505	4,623	5,994	5,044	4,256
Total revenues	572,332	561,111	550,761	578,614	516,760	482,694	493,080	532,867
Expenses:
Compensation and employee benefits	289,608	271,307	271,990	290,842	248,915	233,087	243,387	267,214
Equity-based compensation and allocations of net income to limited partnership units and FPUs	121,165	85,690	66,207	96,081	78,093	69,268	126,644	81,373
Total compensation and employee benefits	410,773	356,997	338,197	386,923	327,008	302,355	370,031	348,587
Occupancy and equipment	42,278	45,195	40,959	40,806	41,062	40,028	40,488	41,165
Fees to related parties	9,054	8,251	8,009	7,215	9,172	7,046	7,991	8,440
Professional and consulting fees	17,701	20,184	12,805	14,259	16,144	13,734	14,819	15,701
Communications	30,028	30,416	30,172	30,008	29,169	29,222	27,813	27,939
Selling and promotion	18,605	17,376	17,714	16,771	17,009	14,939	15,320	14,616
Commissions and floor brokerage	18,453	17,539	17,414	17,392	15,342	14,755	16,161	15,265
Interest expense	24,263	25,125	21,551	20,136	20,795	20,780	19,914	15,742
Other expenses	14,847	26,955	13,334	14,558	26,519	22,030	13,221	12,508
Total expenses	586,002	548,038	500,155	548,068	502,220	464,889	525,758	499,963
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	38,769	—	—	—	—	—	—	—
Gains (losses) on equity method investments	1,536	2,360	2,744	1,790	2,584	2,094	2,412	2,062
Other income (loss)	537	4,276	1,814	38,762	14,765	3,967	(1,011)	(1,735)
Total other income (losses), net	40,842	6,636	4,558	40,552	17,349	6,061	1,401	327
Income (loss) from operations before income taxes	27,172	19,709	55,164	71,098	31,889	23,866	(31,277)	33,231
Provision (benefit) for income taxes	3,873	5,996	17,989	22,057	10,626	5,314	(9,067)	12,061
Consolidated net income (loss)	$23,299	$13,713	$37,175	$49,041	$21,263	$18,552	$(22,210)	$21,170
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,904)	(1,034)	(653)	(169)	1,318	1,506	(2,506)	2,192
Net income (loss) available to common stockholders	$25,203	$14,747	$37,828	$49,210	$19,945	$17,046	$(19,704)	$18,978

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Brokerage revenue by product:
Rates	$169,591	$174,313	$166,044	$175,085	$155,802	$145,703	$144,209	$164,737
FX	93,648	92,076	88,946	84,023	77,226	79,795	77,527	80,158
ECS	134,104	112,921	117,743	118,464	104,739	93,120	98,688	89,659
Credit	62,404	68,000	69,381	87,592	65,642	63,747	65,806	89,549
Equities	56,313	53,336	51,406	62,857	58,365	52,665	57,373	68,114
Total brokerage revenues	$516,060	$500,646	$493,520	$528,021	$461,774	$435,030	$443,603	$492,217
Brokerage revenue by product (percentage):
Rates	32.9%	34.7%	33.6%	33.2%	33.8%	33.5%	32.5%	33.5%
FX	18.1	18.4	18.0	15.9	16.7	18.3	17.5	16.3
ECS	26.0	22.6	23.9	22.4	22.7	21.4	22.2	18.2
Credit	12.1	13.6	14.1	16.6	14.2	14.7	14.8	18.2
Equities	10.9	10.7	10.4	11.9	12.6	12.1	13.0	13.8
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$406,545	$391,264	$387,101	$409,597	$360,536	$337,522	$345,478	$379,005
Fully Electronic[1]	109,515	109,382	106,419	118,424	101,238	97,508	98,125	113,212
Total brokerage revenues	$516,060	$500,646	$493,520	$528,021	$461,774	$435,030	$443,603	$492,217
Brokerage revenue by type (percentage):
Voice/Hybrid	78.8%	78.2%	78.4%	77.6%	78.1%	77.6%	77.9%	77.0%
Fully Electronic[1]	21.2	21.8	21.6	22.4	21.9	22.4	22.1	23.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of December 31, 2024 were $3.6 billion, an increase of 13.1% as compared to December 31, 2023. The increase in total assets was driven primarily by an increase in Cash and cash equivalents, Loans, forgivable loans and other receivables from employees and partners, net, Goodwill, Other intangible assets, net and Accrued commissions and other receivables, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of December 31, 2024 of $711.6 million, and our Liquidity as of December 31, 2024 of $897.8 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $186.2 million as of December 31, 2024, compared to $45.8 million as of December 31, 2023.
As part of our cash management process, we may enter into Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both December 31, 2024 and 2023, there were no Reverse Repurchase Agreements outstanding. As of both December 31, 2024 and 2023, there were no Repurchase Agreements outstanding. As of both December 31, 2024 and 2023, there were no securities loaned outstanding.

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the Internal Revenue Service which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2024 was $11.4 million.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both December 31, 2024 and 2023, we did not have any investments in the program.
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
As discussed below, our Liquidity remained strong at $897.8 million as of December 31, 2024, which can be used for share repurchases, dividends, acquisitions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the twelve months ended December 31, 2024, we repurchased 31.6 million shares of BGC Class A common stock for aggregate consideration of $261.9 million, representing a weighted-average price per share of $8.30.
As of February 27, 2025, we have repurchased an additional 2.4 million shares of BGC Class A common stock during the first quarter for aggregate consideration of $23.0 million, representing a weighted-average price per share of $9.45.
On February 14, 2025, our Board declared a $0.02 dividend for the fourth quarter of 2024. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
Between April 23, 2024 and April 24, 2024, the FMX Equity Partners contributed $171.7 million into FMX.

Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On March 12, 2024, the Company repaid in full the $240.0 million of borrowings then-outstanding under the Revolving Credit Agreement, which had been borrowed in 2023. On April 1, 2024, we borrowed $275.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. On June 10, 2024, we repaid in full the $275.0 million of borrowings outstanding under the Revolving Credit Agreement. On October 1, 2024, we borrowed $200.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest on the $255.5 million aggregate outstanding principal amount of BGC Group 3.750% Senior Notes and $44.5 million aggregate outstanding principal amount of BGC Partners 3.750% Senior Notes.
On April 26, 2024, the Company amended and restated the Revolving Credit Agreement, to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement were substantially unchanged.
On December 6, 2024, the Company amended the amended and restated Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement, as amended, are unchanged.
As of December 31, 2024 and 2023, there were $200.0 million and $240.0 million, respectively, of borrowings outstanding under the Revolving Credit Agreement. During the years ended December 31, 2024 and 2023, the Company recorded interest expense related to the Revolving Credit Agreement of $12.2 million and $4.4 million, respectively. BGC Partners did not record any interest expense related to the Revolving Credit Agreement for the year ended December 31, 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $6.9 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.
See Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our Revolving Credit Agreement.
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
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On April 1, 2024, we repaid in full the principal and interest related to the $275.0 million of borrowings outstanding under the BGC Credit Agreement. As of December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the year ended December 31, 2024. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the years ended December 31, 2023 and 2022. See “Liquidity and Capital Resources—Balance Sheet” herein, Note 13—“Related Party Transactions,” and Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our BGC Credit Agreement with Cantor.

On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. On July 31, 2024, Cantor made a partial repayment of $18.0 million to the Company of the $180.0 million borrowed from the Company under the BGC Credit Agreement. On September 25, 2024, Cantor made an additional partial repayment of $12.0 million to the Company of the initial $180.0 million borrowed from the Company under the BGC Credit Agreement. On October 1, 2024, Cantor repaid in full the remaining $150.0 million of borrowings outstanding to the Company under the BGC Credit Agreement, plus accrued interest; therefore, there were no borrowings outstanding from the Company under the BGC Credit Agreement as of December 31, 2024. The Company recorded interest income related to the BGC Credit Agreement of $3.8 million for the year ended December 31, 2024. The Company did not record any interest income related to the BGC Credit Agreement for the years ended December 31, 2023 and 2022, respectively. See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our BGC Credit Agreement with Cantor.

5.375% Senior Notes due July 24, 2023
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. On July 24, 2023, BGC Partners repaid the $450.0 million principal amount plus accrued interest on the BGC Partners 5.375% Senior Notes using the proceeds from the issuance of the BGC Partners 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $14.5 million and $25.5 million during the years ended December 31, 2023 and 2022, respectively.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our 5.375% Senior Notes.
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
On October 19, 2023, we filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of the replacement market-making resale registration statement described under “— 6.600% Senior Notes due June 10, 2029” below.
See Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our Exchange Offer.
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
The BGC Group 3.750% Senior Notes and the BGC Partners 3.750% Senior Notes matured on October 1, 2024. On October 1, 2024, the Company repaid the $255.5 million aggregate principal amount outstanding plus accrued interest on the BGC Group 3.750% Senior Notes and the $44.5 million aggregate principal amount outstanding plus accrued interest on the BGC Partners 3.750% Senior Notes using cash on hand and borrowings under the Revolving Credit Agreement.
The outstanding aggregate principal amount of BGC Group 3.750% Senior Notes, which are general senior unsecured obligations of BGC Group, was $255.5 million as of December 31, 2023. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $7.9 million and $2.6 million and during the years ended December 31, 2024 and 2023, respectively. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the year ended December 31, 2022.

The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $44.5 million, as of December 31, 2023. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $1.3 million, $9.5 million and $12.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.
See Note 13—“Related Party Transactions,” Note 17—“Notes Payable and Other Borrowings,” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our 3.750% Senior Notes.
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
The outstanding aggregate principal amount of BGC Group 4.375% Senior Notes, which are general senior unsecured obligations of BGC Group, was $288.2 million as of both December 31, 2024 and 2023. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $13.3 million and $3.3 million during the years ended December 31, 2024 and 2023, respectively. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the year ended December 31, 2022.
The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $11.8 million as of both December 31, 2024 and 2023. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.5 million, $10.5 million and $13.8 million during the years ended December 31, 2024, 2023 and 2022, respectively.
See Note 13—“Related Party Transactions,” Note 17—“Notes Payable and Other Borrowings,” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our 4.375% Senior Notes.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of both December 31, 2024 and 2023. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $28.5 million and $7.1 million during the years ended December 31, 2024 and 2023, respectively. BGC Group did not record interest expense related to the BGC Group 8.000% Senior Notes for the year ended December 31, 2022.
On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million and $2.7 million as of December 31, 2024 and 2023, respectively. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.2 million and $10.0 million, during the years ended December 31, 2024 and 2023, respectively. BGC Partners did not record interest expense related to the BGC Partners 8.000% Senior Notes for the year ended December 31, 2022.
See Note 13—“Related Party Transactions,” Note 17—“Notes Payable and Other Borrowings,” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our 8.000% Senior Notes.
6.600% Senior Notes due June 10, 2029
On August 8, 2024, the Company filed a Registration Statement on Form S-4, which was declared effective by the SEC on August 23, 2024. On August 26, 2024, the Company launched an exchange offer in which holders of the BGC Group 6.600% Senior Notes, issued in a private placement on June 10, 2024, could exchange such notes for new registered notes with substantially identical terms. The exchange offer expired on September 27, 2024, and the tendered BGC Group 6.600% Senior Notes were exchanged for new registered notes with substantially identical terms. On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.

The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of December 31, 2024. There were no BGC Group 6.600% Senior Notes outstanding as of December 31, 2023. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $18.9 million during the year ended December 31, 2024. BGC Group did not record interest expense related to the BGC Group 6.600% Senior Notes for the years ended December 31, 2023 and 2022.
See Note 13—“Related Party Transactions,” and Note 17—“Notes Payable and Other Borrowings,” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our 6.600% Senior Notes.
Collateralized Borrowing
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2024 and 2023. BGC Partners did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2024 and 2023. BGC Partners did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
Weighted-average Interest Rate
For the years ended December 31, 2024 and 2023, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, BGC Credit Agreement and collateralized borrowings, was 5.50% and 5.82%, respectively.
See Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our collateralized borrowings.
Short-term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of both December 31, 2024 and 2023, there were no borrowings outstanding under the agreement. BGC Partners did not record any interest expense related to the agreement for the year ended December 31, 2024. BGC Partners recorded interest expense related to the agreement of $0.2 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $8.1 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $9.7 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $11.3 million (BRL 70.0 million). The maturity date of the agreement is renewable every 90 days. This agreement bears a fee of 1.32% per year. As of December 31, 2024 and 2023, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
See Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our short-term borrowings.

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
Discussion of the year ended December 31, 2024
The table below presents our Liquidity Analysis as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
(in thousands)
Cash and cash equivalents	$711,584	$655,641
Financial instruments owned, at fair value	186,197	45,792
Total	$897,781	$701,433
The $196.3 million increase in our Liquidity position from $701.4 million as of December 31, 2023 to $897.8 million as of December 31, 2024 was primarily related to a $140.4 million increase in Financial instruments owned, at fair value due to the Company purchasing treasury bills that mature on April 8, 2025. Furthermore, Cash and cash equivalents increased by $55.9 million. The Company received $171.7 million of contributions from the FMX Equity Partners, issued $500.0 million principal amount of BGC Group 6.600% Senior Notes and received $45.7 million of proceeds from the sale of Capitalab. The cash increases were partially offset by the repayment of the combined $300.0 million aggregate principal amount of, plus accrued interest on, the BGC Group 3.750% Senior Notes and BGC Partners 3.750% Senior Notes, share repurchases of $262.2 million, cash used in the acquisition of Sage, net of cash acquired, of $64.2 million and the payment of dividends to stockholders of $34.1 million.

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
CREDIT RATINGS
As of December 31, 2024, our public long-term credit ratings and associated outlooks were as follows:

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
During the years ended December 31, 2024, 2023 and 2022, the Company was charged $4.4 million, $2.2 million and $0.8 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of December 31, 2024 at a fair value of $124.6 million.

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
In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Brokers (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong), Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC and BGC France Holdings; in Australia, BGC Partners (Australia) Pty Limited and Fixed Income Solutions Pty Limited; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Markets Pte Ltd; in Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; in Philippines, GFI Group (Philippines) Inc.; and in Brazil, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda., all have net capital requirements imposed upon them by local regulators.
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
As of December 31, 2024, $751.0 million of net assets were held by regulated subsidiaries. As of December 31, 2024, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $432.3 million.

See “Regulation” included in Part I, Item 1 of this Annual Report on Form 10‑K for additional information related to our regulatory environment.
EQUITY
As of December 31, 2024, we have 374.3 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions and unit redemptions are provided in Note 7—“Stock Transactions and Unit Redemptions” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months and year ended December 31, 2024 were as follows (in thousands):

	Three Months Ended December 31, 2024	Year Ended December 31, 2024
Common stock outstanding[1]	474,326	473,390
RSUs and restricted stock (Treasury stock method)[2]	16,393	16,057
Other	4,762	5,752
Total	495,481	495,199
__________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended December 31, 2024, the weighted-average number of shares of BGC Class A common stock was 364.9 million and Class B shares was 109.5 million. For the year ended December 31, 2024, the weighted-average number of shares of BGC Class A common stock was 363.9 million and Class B shares was 109.5 million.
2For the quarter ended December 31, 2024, 16.4 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended December 31, 2024, included 16.0 million participating RSUs and 0.4 million participating restricted shares of BGC Class A common stock. For the year ended December 31, 2024, 16.0 million potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2024, included $15.6 million participating RSUs and $0.4 million participating restricted shares of BGC Class A common stock. As of December 31, 2024, 59.6 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our Consolidated Statements of Financial Condition as of December 31, 2024.
Registration Statements
Our effective March 2021 Form S-3 Registration Statement was originally filed on March 8, 2021, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. As of December 31, 2024, 2024, the Company had not issued shares of BGC Class A common stock under the March 2021 Form S-3. We also entered into the July 2023 Sales Agreement, under which, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to the Consolidated Financial Statements of this Annual Report on Form 10-K. We intend to use the net proceeds of any shares of BGC Class A common stock sold under our CEO Program for general corporate purposes, including for potential acquisitions, repurchases of shares of BGC Class A common stock from executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Prior to the Corporate Conversion, we also used the net proceeds for redemption of LPUs and FPUs in BGC Holdings. Certain of such executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC.
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2024, the Company had issued an aggregate of 3.4 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.

Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of December 31, 2024, the Company had issued 0.8 million shares of BGC Class A common stock under the DRIP.
Our effective Registration Statement on Form S-8 was originally filed on July 3, 2023, with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of December 31, 2024, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 440.8 million shares of BGC Class A common stock.
CONTINGENT PAYMENTS RELATED TO ACQUISITIONS
Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 4.9 million shares of the BGC Class A common stock (with an acquisition date fair value of approximately $22.5 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $68.0 million in cash that may be issued contingent on certain targets being met through 2029.
As of December 31, 2024, the Company has issued 2.0 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $54.4 million in cash related to such contingent payments.
As of December 31, 2024, there are 0.4 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 2.2 million shares of BGC Class A common stock which will be issued if related targets are met and $7.1 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.
LEGAL PROCEEDINGS
On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners of the defendants on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Act on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5.0 million. On April 28, 2023, defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint. On July 14, 2023, defendants filed a motion to dismiss the amended complaint. The plaintiffs then filed a second amended complaint in March 2024. On December 2, 2024, the Court granted defendants’ motion to dismiss the second amended complaint in its entirety. On December 16, 2024, plaintiffs filed a notice of appeal to the Third Circuit Court of Appeals. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.
Other legal proceedings
On February 16, 2024, an alleged Company shareholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, LP and Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A shareholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. Defendants moved to dismiss the complaint on April 22, 2024. The motion was argued at a hearing on January 9, 2025, after which the Court took the matter under advisement. While the lawsuit is in its early stages and does not name the Company as a party, the Company believes the action lacks merit.

CERTAIN RELATED PARTY TRANSACTIONS
Transactions with Executive Officers and Directors
On February 5, 2025, the Company accelerated the vesting of 1,304,864 of Howard Lutnick’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A Common Stock, delivered less 721,590 shares withheld by the Company for taxes at $9.38 per share, in the amount of 583,274 net shares. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee of the Company.
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
On August 8, 2024, Mr. Richards, a member of our Board, sold 13,063 shares of Class A common stock to the Company. The sale price per share of $9.11 was the closing price of a share of Class A common stock on August 8, 2024. The transaction was approved by the Audit Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
On January 2, 2024, Mr. Merkel sold 136,891 shares of Class A common stock to the Company. The sale price per share of $6.98 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.
On September 21, 2023, Mr. Windeatt sold 474,808 shares of Class A common stock to the Company. The sale price per share of $5.29 was the closing price of a share of Class A common stock on September 21, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
On June 8, 2023, the Company repurchased all of Mr. Windeatt’s 128,279 exchangeable BGC Holdings LPUs at a price of $4.79 per unit, which was the closing price of a share of Class A common stock on June 8, 2023. The Compensation Committee granted Mr. Windeatt 128,279 non-exchangeable BGC Holdings LPUs on April 1, 2021. Pursuant to the exchange rights schedule of the grant, on April 1, 2023, the 128,279 non-exchangeable BGC Holdings LPUs became immediately exchangeable.
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
John Abularrage Agreements
Abularrage Employment Agreement
On February 18, 2025, BGC Financial, L.P. (“BGC Financial”), a subsidiary of the Company, entered into an amended and restated employment agreement with John Abularrage, effective as of February 18, 2025 (the “Abularrage Employment Agreement”). Pursuant to the terms of the Abularrage Employment Agreement, Mr. Abularrage will receive a base salary of $750,000 (“Base Salary”) per year and an annual bonus of $2,500,000 (with the Base Salary, the “Guaranteed Total Compensation”) provided that Mr. Abularrage remains in Good Standing (as defined in the Abularrage Employment Agreement) as described therein. Pursuant to the terms of the Abularrage Employment Agreement, up to twenty-five percent (25%) of Mr. Abularrage’s annual Guaranteed Total Compensation may be awarded in the form of an equity award of restricted stock units (“RSUs”) containing ratable 5-year vesting periods, as determined annually by the Compensation Committee of the Company.
The Abularrage Employment Agreement provides for a term through at least December 31, 2034 (the “Abularrage Employment Term”) except the Company may terminate the Abularrage Employment Term by written notice (i) in the case of disability, 150 days in any period of 285 consecutive days, or (ii) for Cause (as defined therein). Mr. Abularrage shall remain an employee of the Company following the termination of the Abularrage Employment Term except in the case that either party provides at least (i) thirty-six (36) months’ written notice (the “Termination Notice”) to voluntarily terminate his employment following the Abularrage Employment Term. If the Abularrage Employment Term is terminated via the Termination Notice, any of Mr. Abularrage’s RSUs granted under the Abularrage Employment Agreement shall continue to vest for a period of one (1) year following the termination of the Abularrage Employment Term, or two (2) years following the termination of the Abularrage Employment Term if Mr. Abularrage was paid $3,250,000 in excess of his Guaranteed Total Compensation, including any signing bonus previously distributed pursuant to Mr. Abularrage’s prior employment agreement, during the Abularrage Employment Term, provided that in each case Mr. Abularrage has not materially breached any of the provisions of the Abularrage Employment Agreement during the Abularrage Employment Term and complies with the non-competition and non-solicitation provisions as described below.

The Abularrage Employment Agreement provides for customary confidentiality provisions. Pursuant to the Abularrage Employment Agreement, Mr. Abularrage is subject to (i) a non-competition provision during the Term and for a period of one (1) year following the termination of the Abularrage Employment Term and relating to any business activity that is in competition with, or otherwise related to or arises from, the then current or contemplated business of BGC or any affiliate, or two (2) years in the case that Mr. Abularrage was paid $3,250,000 in excess of his Guaranteed Total Compensation, including any signing bonus previously distributed pursuant to Mr. Abularrage’s prior employment agreement, during the Abularrage Employment Term (the “Restrictive Period”), (ii) a non-solicitation provision relating to the Company’s clients (as described therein) for a period of one (1) year following the termination of the Abularrage Employment Term, or two (2) years in the case that Mr. Abularrage was paid $3,250,000 in excess of his Guaranteed Total Compensation, including any signing bonus previously distributed pursuant to Mr. Abularrage’s prior employment agreement, during the Abularrage Employment Term, and (iii) a non-solicitation provision relating to the Company’s employees for a period of three (3) years following the termination of the Abularrage Employment Term During the Restrictive Period. Mr. Abularrage shall be paid monthly an amount equal to one-twelfth (1/12th) of his annualized salary at the time of the termination of the Abularrage Employment Term, provided that Mr. Abularrage is in compliance with all restrictive covenants related to the Restrictive Period as described in the Abularrage Employment Agreement.
Abularrage Bonus Pool Letter
On February 18, 2025, BGC Financial entered into an amended and restated bonus pool letter with John Abularrage, effective as of February 18, 2025 (the “Abularrage Bonus Letter”). Under the terms of the Abularrage Bonus Letter, Mr. Abularrage is eligible for a seventy-five percent (75%) allocation (“Pool Allocation”) of an incentive bonus pool (the “Bonus Pool”) relating to the Profit Before Tax (“PBT”) of the Core Business, Americas Acquisitions, and Portfolio Match businesses of the Company, each as described therein, during the Abularrage Employment Term. The Compensation Committee of the Company shall determine the Bonus Pool annually and make all final determinations on a calendar year basis. Pursuant to the terms of the Abularrage Bonus Letter, up to twenty-five percent (25%) of Mr. Abularrage’s bonus compensation under the Abularrage Bonus Letter may be awarded in the form of an equity award of RSUs containing ratable 5-year vesting periods, as determined annually by the Compensation Committee of the Company.
With respect to each calendar year of the Abularrage Employment, the Bonus Pool shall be calculated as: (1) the applicable Bonus Pool Payout Rate (as defined in the Abularrage Bonus Letter) multiplied by the Bonus PBT (as defined in the Abularrage Bonus Letter) plus (2) five percent (5%) of the incremental Portfolio Match PBT (as defined in the Abularrage Bonus Letter), if any, above fifteen million dollars ($15,000,000) (“Bonus PM PBT”), provided that Mr. Abularrage shall only be eligible for Pool Allocation based on a Bonus PM PBT to the extent he has not met his Total Contractual Compensation (as defined in the Abularrage Bonus Letter) cap of $15,000,000 with respect to the same calendar year. If the Bonus PBT is a negative number (the “Bonus PBT Deficit”), then that Bonus PBT Deficit shall be carried forward year to year and offset on a dollar-for-dollar basis as part of the calculation of the Bonus Pool in each subsequent calculation period until such Bonus PBT Deficit has been fully offset.
Additionally, Mr. Abularrage will be eligible to receive discretionary incentive bonus awards under the BGC Group, Inc. Incentive Bonus Compensation Plan and BGC Group, Inc. Long Term Incentive Plan. To be eligible to receive bonuses under the Abularrage Bonus Letter, Mr. Abularrage must remain in Good Standing (as defined therein) as of the applicable award or grant date of any bonus awards.
JP Aubin Agreements
Aubin Employment Agreement
On February 18, 2025, BGC Brokers LP (“BGC Brokers”), a subsidiary of the Company, entered into an amended and restated employment agreement with JP Aubin, effective as of February 18, 2025 (the “Aubin Employment Agreement”). Pursuant to the terms of the Aubin Employment Agreement, Mr. Aubin will receive a base salary of €705,000 per year (approximately $739,439 per year as of February 18, 2025) and additional benefits as described therein, including an annual housing allowance and company car. Additionally, Mr. Aubin will be eligible to receive discretionary incentive bonus awards under the BGC Group, Inc. Incentive Bonus Compensation Plan and BGC Group, Inc. Long Term Incentive Plan.
The Aubin Employment Agreement provides for a term through at least December 31, 2029 (the “Aubin Employment Term”), except in the case that either party provides at least (i) two (2) years’ notice to voluntarily terminate the Aubin Employment Term, (ii) three (3) months’ notice to terminate the Aubin Employment Term in the case of injury or sickness for six (6) consecutive months in any period of twelve (12) months, or (iii) for cause.

The Aubin Employment Agreement provides for customary confidentiality provisions. Pursuant to the Aubin Employment Agreement, Mr. Aubin is subject to (i) a non-competition provision during the Aubin Employment Term and for a period of two (2) years following the termination of the Aubin Employment Term and relating to Restricted Business (as defined therein) and (ii) a non-solicitation provision relating to the Company’s clients (as described therein) for a period of twelve (12) months and employees for a period of thirty-six (36) months following the termination of the Aubin Employment Term.
Aubin Consultancy Agreement
On February 18, 2025, BGC Services (Holdings) LLP (the “U.K. Partnership”) entered into a consultancy contract with JP Aubin, effective as of February 18, 2025 (the “Aubin Consultancy Agreement”). Pursuant to the terms of the Aubin Consultancy Agreement, Mr. Aubin will receive a consultancy fee of €100,000 per year (approximately $104,885 per year as of February 17, 2025). The Aubin Consultancy Agreement provides for a term commencing on the earlier of the termination date of the Aubin Employment Agreement and the Aubin Employment Term, and provides for a term of up to three (3) years following the commencement date, unless otherwise terminated by Mr. Aubin at an earlier date (the “Consultancy Term”).
The Aubin Consultancy Agreement provides for customary confidentiality provisions. Pursuant to the Aubin Consultancy Agreement, Mr. Aubin is subject to (i) a non-competition provision during the Consultancy Term and for a period of twelve (12) months following the termination of the Consultancy Term and relating to Restricted Business (as defined therein) and (ii) a non-solicitation provision relating to the Company’s clients and employees (as described therein) for a period of twelve (12) months following the termination of the Consultancy Term.
Sean Windeatt Amended Deed of Adherence
On February 18, 2025, Sean Windeatt and the U.K. Partnership executed a Deed of Amendment (the “2025 Deed of Amendment”), which amends the Deed of Adherence, dated January 22, 2014, between Mr. Windeatt and the U.K. Partnership and the Deeds of Amendment, dated February 24, 2017, November 5, 2020 and July 12, 2023, between Mr. Windeatt and the U.K. Partnership (as amended, the “Deed”).
Pursuant to the 2025 Deed of Amendment, Mr. Windeatt’s membership in the U.K. Partnership was extended to a minimum initial period of up to and including June 30, 2034 (the “Initial Period”). In addition, under the 2025 Deed of Amendment, commencing July 1, 2032, either party may terminate the Deed by giving written notice to the other party at least 24 months prior to the expiration of the Initial Period. Mr. Windeatt’s membership, unless terminated earlier in accordance with the terms of the Deed, will continue following June 30, 2034 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24-month notice period expires.
Pursuant to the 2025 Deed of Amendment, Mr. Windeatt is also entitled to an increase in drawings from an aggregate amount of £700,000 per year (£58,333 per month) (approximately $881,615 per year or $73,467 per month as of February 18, 2025) to an aggregate amount of £750,000 per year (£62,500 per month) (approximately $944,587 per year or $78,716 per month as of February 18, 2025) effective January 1, 2025, which shall be reviewed by the Compensation Committee of the Company annually. Additionally, in connection with the execution of the 2025 Deed of Amendment, Mr. Windeatt will be awarded a one-time allocation of profit in the sum of $460,000 (less applicable income tax deductions and insurance contributions).
The 2025 Deed of Amendment extends Mr. Windeatt’s employee non-solicitation provision duration to thirty-six (36) months. All other terms and conditions of Mr. Windeatt’s membership in the U.K. Partnership are unaffected by the 2025 Deed of Amendment.
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
Other Related Party Transactions
Cantor Referral Fee
On October 30, 2024, the Audit Committee approved the receipt of a referral fee of $1.5 million paid to the Company by an affiliate of Cantor in connection with the introduction by certain of the Company’s brokers of a Cantor client to a Cantor affiliate. Additionally, the Audit Committee approved attributing the entire referral fee to the individual brokers in the form of an award of the Company’s RSUs.
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Notional Volume (in billions)
Total Fully Electronic volume[1]	$15,537	$16,474	$14,494	$15,926	$14,157
Total Hybrid volume	67,355	69,426	70,400	65,806	78,272
Total Fully Electronic and Hybrid volume	$82,892	$85,900	$84,894	$81,732	$92,429
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions[1]	5,750	4,955	4,381	4,639	4,316
Total Hybrid transactions	1,542	1,518	1,573	1,620	1,473
Total Fully Electronic and Hybrid transactions	7,292	6,473	5,954	6,259	5,789
Trading days	62	63	63	63	63
____________________________
1.Includes Fenics Integrated.
Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $62.4 trillion for the year ended December 31, 2024, compared to $55.5 trillion for the year ended December 31, 2023. Our Hybrid volume for the year ended December 31, 2024 was $273.0 trillion, compared to $293.8 trillion for the year ended December 31, 2023.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes certain of our contractual obligations at December 31, 2024 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt and collateralized borrowings[1]	$1,349,500	$500,000	$—	$849,500	$—
Operating leases[2]	172,607	29,722	46,821	28,895	67,169
Finance leases[2]	3,437	1,520	1,917	—	—
Interest on debt and collateralized borrowings[3]	257,435	74,750	123,757	58,928	—
Interest on Short-term borrowings	55	55	—	—	—
One-time transition tax[4]	11,382	6,962	4,420	—	—
Other[5]	13,242	13,242	—	—	—
Total contractual obligations	$1,807,658	$626,251	$176,915	$937,323	$67,169
_________________________________
1Debt and collateralized borrowings reflects $200.0 million of borrowings by the Company, which includes deferred financing costs of $4.2 million, outstanding under the Revolving Credit Agreement as of December 31, 2024; $288.2 million of BGC Group 4.375% Senior Notes (the $288.2 million represents the principal amount of the debt; the carrying value of the BGC Group 4.375% Senior Notes as of December 31, 2024 was approximately $287.5 million); $347.2 million of BGC Group 8.000% Senior Notes (the $347.2 million represents the principal amount of the debt; the carrying value of the BGC Group 8.000% Senior Notes as of December 31, 2024 was approximately $344.6 million) and $500.0 million of BGC Group 6.600% Senior Notes (the $500.0 million represents the principal amount of the debt; the carrying value of the BGC Group 6.600% Senior Notes as of December 31, 2024 was approximately $495.5 million). Debt and collateralized borrowings reflects $11.8 million of BGC Partners 4.375% Senior Notes (the $11.8 million represents the principal amount of the debt; the carrying value of the BGC Partners 4.375% Senior Notes as of December 31, 2024 was approximately $11.8 million) and $2.3 million of BGC Partners 8.000% Senior Notes (the $2.3 million represents the principal amount of the debt; the carrying value of the BGC Partners 8.000% Senior Notes as of December 31, 2024 was approximately $2.3 million). See Note 17—“Notes Payable and Other Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
2Operating leases and finance leases are related to rental payments under various non-cancelable leases, principally for office space, data centers and office equipment are presented net of sublease payments to be received. As of December 31, 2024, there were no sublease payments to be received over the life of the agreements.
3Interest on debt and collateralized borrowings reflects a total of $3.2 million of interest expense associated with the Company's borrowings under the Revolving Credit Agreement; $11.9 million of interest expense associated with the BGC Group 4.375% Senior Notes, $0.5 million of interest expense associated with the BGC Partners 4.375% Senior Notes, $94.5 million of interest expense associated with the BGC Group 8.000% Senior Notes, $0.6 million of interest expense associated with the BGC Partners 8.000% Senior Notes, and $146.7 million of interest expense associated with the BGC Group 6.600% Senior Notes. Interest on debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is April 26, 2027. As of December 31, 2024, the undrawn portion of the committed unsecured Revolving Credit Agreement was $500.0 million.
4The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the IRS which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. The Company made an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2024 is $11.4 million.
5Other contractual obligations reflect commitments of $13.2 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition. The amount payable each year reflects an estimate of future Charity Day obligations.
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
Certain LPUs were granted exchangeability into shares of BGC or Newmark Class A common stock or were redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock was issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then-current Exchange Ratio. At the time exchangeability was granted or shares of BGC or Newmark Class A common stock were issued, we recognized an expense based on the fair value of the award on that grant date, which was included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our Consolidated Statements of Operations. There were no LPUs in BGC Holdings remaining after the Corporate Conversion was completed, while LPUs in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. During the years ended December 31, 2024, 2023 and 2022, we incurred equity-based compensation expense of $184.7 million, $171.6 million and $147.5 million, respectively, related to LPUs and issuance of common stock.
Prior to the Corporate Conversion, certain LPUs had a stated vesting schedule and did not receive quarterly allocations of net income. Compensation expense related to these LPUs was recognized over the stated service period, and these units generally vest between two and five years. During the years ended December 31, 2023 and 2022, we incurred equity-based compensation expense related to these LPUs of $40.9 million and $73.7 million, respectively. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our Consolidated Statements of Operations.

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
As of December 31, 2024 and 2023, the aggregate balance of employee loans, net of reserve, was $360.1 million and $367.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our Consolidated Statements of Financial Condition. Compensation expense (benefit) for the above-mentioned employee loans for the years ended December 31, 2024, 2023 and 2022 was $59.4 million, $51.3 million and $49.5 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our Consolidated Statements of Operations.
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
CECL
We present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. In accordance with the U.S. GAAP guidance, Financial Instruments—Credit Losses, the CECL methodology’s impact on expected credit losses, among other things, reflects the Company’s view of the current state of the economy, forecasted macroeconomic conditions and BGC’s portfolios. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. Additional disclosures regarding our accounting for CECL are provided in Note 25—“Current Expected Credit Losses (CECL)” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Income Taxes
We account for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of our entities are taxed as U.S. partnerships and are primarily subject to UBT in the City of New York. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners rather than the partnership entity (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for a discussion of partnership interests). As such, the partners’ tax liability or benefit is not reflected in our Consolidated Financial Statements. The tax-related assets, liabilities, provisions or benefits included in our consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.
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
There have been no other significant changes to the Company’s critical accounting policies and estimates during fiscal year 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding recent accounting pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
Credit risk arises from potential non-performance by counterparties and customers. BGC has established policies and procedures to manage its exposure to credit risk. BGC maintains a thorough credit approval process to limit exposure to counterparty risk and employs monitoring to control the counterparty risk from its matched principal and agency businesses. BGC’s account opening and counterparty approval process includes verification of key customer identification, anti-money laundering verification checks and a credit review of financial and operating data. The credit review process includes establishing an internal credit rating and any other information deemed necessary to make an informed credit decision, which may include correspondence, due diligence calls and a visit to the entity’s premises, as necessary.

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
In addition, BGC incurs limited credit risk related to certain brokerage activities. This counterparty risk relates to the collectability of the outstanding brokerage fee receivables. The review process includes monitoring both the clients and the related brokerage receivables. The review includes an evaluation of the ongoing collection process and an aging analysis of the brokerage receivables.
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
The number of matched principal trades BGC executes has continued to grow as compared to prior years. Receivables from broker-dealers, clearing organizations, customers and affiliated broker-dealers and Payables to broker-dealers, clearing organizations, customers and related broker-dealers on the Company’s Consolidated Statements of Financial Condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC’s experience has been that substantially all of these transactions ultimately settle at the contracted amounts, however, the ability to settle has the potential to be impacted by unforeseen circumstances.
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
We also had Financial instruments owned, at fair value, of $186.2 million as of December 31, 2024. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for further information regarding these investments and related hedging activities.
Our risk management procedures and limits are designed to monitor and limit the risk of unintended loss and have been effective in the past. However, there is no assurance that these procedures and limits will be effective at limiting unanticipated losses in the future. Adverse movements in the securities positions or a downturn or disruption in the markets for these positions could result in a substantial loss. In addition, principal gains and losses resulting from these positions could on occasion have a disproportionate effect, positive or negative, on BGC’s consolidated financial condition and results of operations for any particular reporting period.

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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of December 31, 2024, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.9 million.
Interest Rate Risk
BGC had $1,149.5 million in fixed-rate debt outstanding as of December 31, 2024. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. In addition, as of December 31, 2024, BGC had $200.0 million borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin.
As of December 31, 2024, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% shift in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings in fiscal year 2024 would have declined by $1.7 million if interest rates increased by an additional 1%.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BGC Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of BGC Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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

Accounting for Income Taxes

Description of the Matter
As discussed in Notes 3 and 20 to the consolidated financial statements, the Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, which affect the Company’s provision for income taxes. The provision for income taxes is an estimate based on management’s understanding of current enacted tax laws and tax rates of each tax jurisdiction. For the year-ended December 31, 2024, the Company recognized a consolidated provision for income taxes of $49.9 million.

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
March 3, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BGC Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BGC Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Sage Energy Partners, LP which is included in the 2024 consolidated financial statements of the Company and constituted 0.5% of total assets, and 0.6% of net assets as of December 31, 2024, and 0.7% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Sage Energy Partners, LP.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 3, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
March 3, 2025

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$711,584	$655,641
Cash segregated under regulatory requirements	21,689	17,255
Financial instruments owned, at fair value	186,197	45,792
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	365,490	350,036
Accrued commissions and other receivables, net	324,213	305,793
Loans, forgivable loans and other receivables from employees and partners, net	360,060	367,805
Fixed assets, net	190,012	178,300
Investments	39,267	38,314
Goodwill	540,290	506,344
Other intangible assets, net	240,910	211,285
Receivables from related parties	7,323	2,717
Other assets	604,932	496,655
Total assets	$3,591,967	$3,175,937
Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	227,869	206,364
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	225,377	202,266
Payables to related parties	28,960	17,456
Accounts payable, accrued and other liabilities	692,982	668,189
Notes payable and other borrowings	1,337,540	1,183,506
Total liabilities	2,512,728	2,277,781
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 424,361,066 and 403,574,835 shares issued at December 31, 2024 and December 31, 2023, respectively; and 374,296,914 and 390,094,988 shares outstanding at December 31, 2024 and December 31, 2023, respectively	4,244	4,036
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 109,452,953 issued and outstanding at December 31, 2024 and December 31, 2023, respectively, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,311,104	2,105,130
Treasury stock, at cost: 50,064,152 and 13,479,847 shares of Class A common stock at December 31, 2024 and December 31, 2023, respectively	(331,728)	(67,414)
Retained deficit	(1,026,359)	(1,119,182)
Accumulated other comprehensive income (loss)	(59,849)	(38,582)
Total stockholders’ equity	898,507	885,083
Noncontrolling interest in subsidiaries	180,732	13,073
Total equity	1,079,239	898,156
Total liabilities, redeemable partnership interest, and equity	$3,591,967	$3,175,937
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Commissions	$1,648,817	$1,464,524	$1,281,294
Principal transactions	389,429	368,100	365,507
Fees from related parties	20,728	15,968	14,734
Data, network and post-trade	126,963	111,470	96,389
Interest and dividend income	56,223	45,422	21,007
Other revenues	20,658	19,917	16,371
Total revenues	2,262,818	2,025,401	1,795,302
Expenses:
Compensation and employee benefits	1,123,747	992,603	853,165
Equity-based compensation and allocations of net income to limited partnership units and FPUs	369,143	355,378	251,071
Total compensation and employee benefits	1,492,890	1,347,981	1,104,236
Occupancy and equipment	169,238	162,743	157,491
Fees to related parties	32,529	32,649	25,662
Professional and consulting fees	64,949	60,398	68,775
Communications	120,624	114,143	108,096
Selling and promotion	70,466	61,884	49,215
Commissions and floor brokerage	70,798	61,523	58,277
Interest expense	91,075	77,231	57,932
Other expenses	69,694	74,278	87,431
Total expenses	2,182,263	1,992,830	1,717,115
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	38,769	—	(1,029)
Gains (losses) on equity method investments	8,430	9,152	10,920
Other income (loss)	45,389	15,986	9,373
Total other income (losses), net	92,588	25,138	19,264
Income (loss) from operations before income taxes	173,143	57,709	97,451
Provision (benefit) for income taxes	49,915	18,934	38,584
Consolidated net income (loss)	$123,228	$38,775	$58,867
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(3,760)	2,510	10,155
Net income (loss) available to common stockholders	$126,988	$36,265	$48,712
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$121,215	$34,070	$48,712
Basic earnings (loss) per share	$0.26	$0.08	$0.13
Basic weighted-average shares of common stock outstanding	473,390	426,436	371,561
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$121,268	$33,943	$63,479
Fully diluted earnings (loss) per share	$0.25	$0.07	$0.13
Fully diluted weighted-average shares of common stock outstanding	479,142	489,989	499,414
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Consolidated net income (loss)	$123,228	$38,775	$58,867
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(21,515)	7,607	(5,668)
Total other comprehensive income (loss), net of tax	(21,515)	7,607	(5,668)
Comprehensive income (loss)	101,713	46,382	53,199
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(4,008)	3,268	9,370
Comprehensive income (loss) attributable to common stockholders	$105,721	$43,114	$43,829
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$123,228	$38,775	$58,867
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	81,434	80,417	75,054
Employee loan amortization and reserves on employee loans	59,413	51,313	49,533
Equity-based compensation and allocations of net income to limited partnership units and FPUs	369,143	355,378	251,071
Deferred compensation expense	51	54	(542)
Losses (gains) on equity method investments	(8,430)	(9,152)	(10,920)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(38,577)	(4,406)	1,208
Amortization of discount (premium) on notes payable	1,286	3,662	2,801
Impairment of fixed assets, intangible assets and investments	746	3,144	6,139
Deferred tax provision (benefit)	(69,754)	(60,556)	(14,628)
Change in estimated acquisition earn-out payables	1,146	1,442	1,034
Forfeitures of Class A common stock	(1,065)	(1,190)	(263)
Loss (gain) on divestiture	(39,019)	—	1,029
Other	10,663	—	(1,914)
Consolidated net income (loss), adjusted for non-cash and non-operating items	490,265	458,881	418,469
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	(143,433)	(5,475)	2,383
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(21,584)	212,490	222,567
Accrued commissions receivable, net	(20,803)	(5,750)	6,287
Loans, forgivable loans and other receivables from employees and partners, net	(20,057)	(77,464)	(61,205)
Receivables from related parties	(3,890)	(1,380)	3,621
Other assets	(10,674)	19,803	(8,469)
Increase (decrease) in operating liabilities:
Accrued compensation	19,603	18,450	(25,178)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	23,319	(203,902)	(252,490)
Payables to related parties	11,504	24,145	(43,782)
Accounts payable, accrued and other liabilities	(8,900)	(34,595)	(37,841)
Net cash provided by (used in) operating activities	$315,350	$405,203	$224,362
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of subsidiary	45,741	—	512
Purchases of fixed assets	(29,624)	(14,924)	(10,591)
Capitalization of software development costs	(42,431)	(44,974)	(48,169)
Purchase of equity method investments	(1,750)	—	(588)
Proceeds from equity method investments	9,026	9,421	6,118
Payments for acquisitions, net of cash acquired	(64,174)	(39,755)	—
Purchase of investment carried under measurement alternative	(13,155)	—	—
Loan to related parties	(180,000)	—	—
Repayment of loan to related parties	180,000	—	—
Purchase of other assets	(627)	(475)	(612)
Net cash provided by (used in) investing activities	$(96,994)	$(90,707)	$(53,330)

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt borrowings	$(815,000)	$(623,251)	$(6,391)
Issuance of long-term debt, net of deferred issuance costs	965,057	754,321	(75)
Repayment of short-term borrowings from related parties	(275,000)	—	—
Issuance of short term borrowings from related parties	275,000	—	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(7,805)	(19,041)	(28,877)
Redemption and repurchase of equity awards	(138,894)	(117,867)	(76,219)
Dividends to stockholders	(34,165)	(17,381)	(14,859)
Repurchase of Class A common stock	(262,211)	(114,580)	(103,888)
Proceeds from sale of Cantor units in BGC Holdings	—	11,539	1,487
Short term borrowings, net of repayments	—	(1,917)	—
Proceeds from non-controlling interests	171,667	—	—
Payments on acquisition earn-outs	(1,000)	(18,703)	(4,384)
Other	(26,667)	—	—
Net cash provided by (used in) financing activities	$(149,018)	$(146,880)	$(233,206)
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	(8,961)	3,270	(2,615)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements including Cash and Cash segregated under regulatory requirements classified within assets held for sale	60,377	170,886	(64,789)
Less: net increase (decrease) in cash classified within assets held for sale	—	—	—
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	60,377	170,886	(64,789)
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	672,896	502,010	566,799
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$733,273	$672,896	$502,010
Supplemental cash information:
Cash paid during the period for taxes	$103,524	$70,718	$35,782
Cash paid during the period for interest	88,392	80,664	53,655
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$—	$45,868	$34,889
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	8,520	7,275	2,710
ROU assets and liabilities	20,109	27,201	44,123
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2022
(in thousands, except share amounts)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2022	$4,359	$459	$2,451,135	$(623,734)	$(1,171,919)	$(40,548)	$43,563	$663,315
Consolidated net income (loss)	—	—	—	—	48,712	—	10,155	58,867
Other comprehensive gain, net of tax	—	—	—	—	—	(4,883)	(785)	(5,668)
Equity-based compensation, 3,284,120 shares	33	—	10,599	—	—	—	3,314	13,946
Dividends to common stockholders	—	—	—	—	(14,859)	—	—	(14,859)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(7,598)	(7,598)
Grant of exchangeability and redemption of limited partnership interests, issuance of 30,998,136 shares	310	—	92,245	—	—	—	30,286	122,841
Issuance of Class A common stock (net of costs), 500,697 shares	5	—	3,780	—	—	—	17	3,802
Redemption of FPUs, 113,203 units	—	—	—	—	—	—	(249)	(249)
Repurchase of Class A common stock, 27,086,884 shares	—	—	—	(87,507)	—	—	(16,381)	(103,888)
Forfeiture of Class A common stock, 66,693 shares	—	—	(8)	(213)	—	—	(41)	(262)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,946)	—	—	—	(624)	(2,570)
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 1,205,767 shares	12	—	2,279	—	—	—	419	2,710
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 833,515 units	—	—	—	—	—	—	1,487	1,487
Other	—	—	1,334	—	—	—	—	1,334
Balance, December 31, 2022	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
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

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2024
(in thousands, except share amounts)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2024	$4,036	$1,095	$2,105,130	$(67,414)	$(1,119,182)	$(38,582)	$13,073	$898,156
Consolidated net income (loss)	—	—	—	—	126,988	—	(3,760)	123,228
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21,267)	(248)	(21,515)
Equity-based compensation, 15,838,276 shares	194	—	170,731	(36)	—	—	—	170,889
Dividends to common stockholders and participating RSU holders	—	—	—	—	(34,165)	—	—	(34,165)
Issuance of Class A common stock (net of costs), 314,591 shares	3	—	(1,242)	—	—	—	—	(1,239)
Repurchase of Class A common stock, 31,573,031 shares	—	—	—	(262,211)	—	—	—	(262,211)
Forfeiture of Class A common stock, 1,439,575 shares	—	—	1,001	(2,067)	—	—	—	(1,066)
Contributions of capital to and from Cantor for equity-based compensation	—	—	51,462	—	—	—	—	51,462
Issuance of Class A common stock and RSUs for acquisition 1,061,665 shares	11	—	8,509	—	—	—	—	8,520
Contributions from FMX Equity Partners	—	—	—	—	—	—	171,667	171,667
Other	—	—	(24,487)	—	—	—	—	(24,487)
Balance, December 31, 2024	$4,244	$1,095	$2,311,104	$(331,728)	$(1,026,359)	$(59,849)	$180,732	$1,079,239

	For the Year Ended December 31,
	2024	2023	2022
Dividends declared per share of common stock	$0.07	$0.04	$0.04
Dividends declared and paid per share of common stock	$0.07	$0.04	$0.04
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Business Overview
BGC is a leading global marketplace, data, and financial technology company that specializes in the trade execution of a broad range of products, including fixed income securities such as government bonds, corporate bonds, and other debt instruments, as well as related interest rate derivatives and credit derivatives. Additionally, the Company provides brokerage services across foreign exchange, energy, commodities, shipping, equities, and futures and options. The Company also provides network and connectivity solutions, market data and related information services, and post-trade services.
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
The Company’s clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global operation with offices across all major geographies, including New York and London, as well as in Bahrain, Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
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
During the first quarter of 2022, the Company changed the name of the brokerage product line formerly labeled as “Equity derivatives and cash equity” to “Equities” to better align the caption with the underlying activity. The change did not result in any reclassification of revenues and had no impact on the Company’s Total brokerage revenues for the year ended December 31, 2022.
During the second quarter of 2022, the Company combined “Realized losses (gains) on marketable securities,” “Unrealized losses (gains) on marketable securities,” and “Losses (gains) on other investments” on the unaudited Condensed Consolidated Statements of Cash Flows into “Losses (gains) on marketable securities and other investments.” The recognition of gains and losses related to these investments were similar in nature and were immaterial to the financial statements for the year ended December 31, 2022.
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
During the first quarter of 2024, the Company changed the name of the brokerage product line formerly labeled as “Energy and Commodities” to “Energy, Commodities, and Shipping” to better reflect the integrated operations of these businesses. The change did not result in any change in the classification of revenues and had no impact on the Company’s Total brokerage revenues. See Note 22—“Segment and Geographic Information.”
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
In September 2022, the FASB issued ASU No. 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Debt Restructurings Disclosure of Supplier Finance Program Obligations. The guidance requires entities to disclose the key terms of supplier finance programs they use in connection with the purchase of goods and services along with information about their obligations under these programs, including a rollforward of those obligations. BGC adopted the standard on the required effective date beginning on January 1, 2023, except for the rollforward requirement, which became effective for the Company beginning on January 1, 2024. The guidance was adopted using a retrospective application to all periods in which a balance sheet is presented, and the rollforward disclosure requirement will be applied prospectively. The adoption of the guidance that was effective beginning January 1, 2023 did not have a material impact on the Company’s Consolidated Financial Statements. The rollforward disclosure requirement did not have a material impact on the Company’s Consolidated Financial statements.
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 deferred the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU was effective upon issuance. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. BGC adopted the standard on the required effective date for the Company’s financial statements issued for the annual reporting periods beginning on January 1, 2024 and will apply the guidance for the interim periods beginning on January 1, 2025. Refer to Note 22—“Segment and Geographic Information.” The adoption of the new guidance did not have an impact on the Company’s Consolidated Financial Statements.
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
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard is intended to reduce the complexity in determining whether profits interests and similar awards are in the scope of ASC 718 and to reduce diversity in practice. The new guidance applies to all reporting entities that grant profits interest awards or similar awards to employees or nonemployees in exchange for goods or services. The ASU adds an example to ASC 718 that illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or another accounting standard. The new guidance became effective for the Company beginning on January 1, 2025 and will be applied prospectively to profits interest awards granted or modified on or after the adoption date. The adoption of the new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance became effective for the Company beginning on January 1, 2025 and will be applied prospectively to all new transactions recognized on or after the adoption date. The adoption of the new guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard improves financial reporting and responds to investor input that additional expense detail is fundamental to understanding the performance of an entity, assessing its prospects for future cash flows, and comparing its performance over time and with that of other companies. The new guidance requires public business entities to disclose in the notes to financial statements specified information about certain costs and expenses at each interim and annual reporting period, including the amounts of employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. Specified expenses, gains or losses that are already disclosed under existing U.S. GAAP will be required by the ASU to be included in the disaggregated income statement expense line item disclosures, and any remaining amounts will need to be described qualitatively. Separate disclosures of total selling expenses and an entity’s definition of those expenses will also be required. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2027 and interim reporting periods beginning on January 1, 2028, will require either prospective or retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.
SEC Rule on Climate-Related Disclosures
On March 6, 2024 the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2025. Management is currently monitoring the developments pertaining to the rules and any resulting potential impacts on the Company’s Consolidated Financial Statements.
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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of December 31, 2024 equaled 0.9279.

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
Commissions:
The Company derives its commission revenues from securities and commodities, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms. These transactions result from the provision of service related to executing, settling and clearing transactions for customers. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commission revenues are recognized at a point in time on the trade-date, when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company records a receivable between the trade-date and settlement date when payment is received.
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
Segments:
The Company has one reportable segment (see Note 22—“Segment and Geographic Information”).
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
Accrued Commissions and Other Receivables, Net:
The Company has accrued commissions receivable from securities and commodities transactions. Accrued commissions receivable are presented net of allowance for credit losses of approximately $23.3 million and $20.9 million as of December 31, 2024 and 2023, respectively. The allowance is based on management’s estimate and reviewed periodically based on the facts and circumstances of each outstanding receivable.
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
The PD rate is sourced from Moody’s Annual Default Study for Corporates and it corresponds to the 1983-2023 average 1-year default rate by rating. The Moody’s quarterly updated data is used as well, if deemed appropriate. A significant number of the Company’s counterparties are publicly rated, and, therefore, the Moody’s PD rate is used as a proxy based on the counterparty’s external rating. In addition, the Company maintains internal obligor ratings that map to Moody’s long-term ratings.
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
Fixed Assets, Net:
Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. Depending on the type, internal and external direct costs of developing applications and obtaining software for internal use are capitalized and amortized over either three years or seven years on a straight-line basis. Computer equipment is depreciated over three to five years. Leasehold improvements are depreciated over the shorter of their estimated economic useful lives or the remaining lease term. Routine repairs and maintenance are expensed as incurred. When fixed assets are retired or otherwise disposed of, the related gain or loss is included in operating income. The Company has asset retirement obligations related to certain of its leasehold improvements, which it accounts for in accordance with U.S. GAAP guidance, Asset Retirement Obligations. The guidance requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized.
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
The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to income tax examination by tax authorities in United States federal, state and local jurisdictions, and certain non-U.S. jurisdictions for tax years beginning 2021, 2011, and 2017, respectively. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company has finalized its accounting policy with respect to taxes on GILTI and has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime.

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
Sage
On October 1, 2024, the Company completed the acquisition of Sage, an energy and environmental brokerage firm.
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
Total Consideration
The total consideration for all acquisitions during the years ended December 31, 2024 and 2023 were approximately $87.2 million and $71.0 million, respectively, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $35.5 million and $19.1 million, respectively.
Except where otherwise noted, the results of operations of the Company’s acquisitions have been included in the Company’s consolidated financial statements subsequent to their respective dates of acquisition. The Company has made preliminary allocations of the consideration to the assets acquired and liabilities assumed for Sage, as of the acquisition date, and expects to finalize its analysis with respect to the acquisition within the first year after the completion of the transaction. Therefore, adjustments to preliminary allocations may occur.
5.    Divestitures
On December 3, 2024, the Company announced the sale of Capitalab, which was part of its post-trade business, to Capitolis. As a result of this sale, the Company recognized a $39.0 million gain, net of banking fees, other professional fees, and compensation expenses, which is included in “Gains (losses) on divestitures and sale of investments” in the Company’s Consolidated Statements of Operations during the year ended December 31, 2024. The Company had no gains or losses from divestitures or sales of investments during the years ended December 31, 2023 and 2022.
6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$126,988	$36,265	$48,712
Less: Dividends declared and allocation of undistributed earnings to participating securities	(5,773)	(2,195)	—
Net income (loss) attributable to common stockholders	121,215	34,070	48,712
Basic weighted-average shares of common stock outstanding	473,390	426,436	371,561
Basic earnings (loss) per share	$0.26	$0.08	$0.13

Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$121,215	$34,070	$48,712
Add back: Allocations of net income (loss) to limited partnership interests, net of tax	—	(156)	14,767
Add back: Allocations of undistributed earnings to participating securities	4,620	1,731	—
Less: Reallocation of undistributed earnings to participating securities	(4,567)	(1,702)	—
Net income (loss) for fully diluted shares	$121,268	$33,943	$63,479
Weighted-average shares:
Common stock outstanding	473,390	426,436	371,561
Partnership units¹	—	57,239	124,738
Non-participating RSUs	—	1,406	1,913
Other[2]	5,752	4,908	1,202
Fully diluted weighted-average shares of common stock outstanding	479,142	489,989	499,414
Fully diluted earnings (loss) per share	$0.25	$0.07	$0.13
____________________________________
1    Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
2    Primarily consists of contracts to issue shares of BGC common stock.
For the years ended December 31, 2024, 2023 and 2022, approximately 16.0 million, 14.3 million and 0.5 million of potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2024, included 15.6 million participating RSUs and 0.4 million participating restricted stock awards. Anti-dilutive securities for the year ended December 31, 2023 included 12.7 million participating RSUs and 1.6 million participating restricted stock awards. Anti-dilutive securities for the year ended December 31, 2022 included 0.5 million RSUs.
As of December 31, 2024 and 2023, approximately 59.6 million and 63.3 million, respectively, contingent shares of BGC Class A common stock, non-participating RSUs, and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. As of December 31, 2022, 50.2 million contingent shares of BGC Class A common stock, N Units, RSUs, and LPUs were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the respective periods.
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

7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Shares outstanding at beginning of period	390,095	325,858
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations¹	1,756	30,754
Vesting of RSUs	9,996	13,009
Acquisitions	1,062	4,566
Other issuances of BGC Class A common stock	9,028	2,946
Restricted stock awards[2]	—	38,610
Restricted stock forfeitures	(1,440)	(1,428)
Treasury stock repurchases[3]	(36,200)	(24,220)
Shares outstanding at end of period	374,297	390,095
____________________________________
1    Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the year ended December 31, 2024 are 1.8 million shares of BGC Class A common stock granted in connection with 1.8 million contingent share obligations. Included in redemption/exchanges of limited partnership interests and contingent share obligations for the year ended December 31, 2023, are 20.5 million shares of BGC Class A common stock granted in connection with the cancellation of 26.4 million LPUs and settlements of 0.4 million contingent share obligations. Because LPUs are included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges in connection with the issuance of BGC Class A common stock would not impact the fully diluted number of shares outstanding.
2    Shares outstanding at the end of the year ended December 31, 2024, includes 6.7 million shares of certain restricted stock awards that do not receive dividends until their respective vesting and contingent conditions are met. These restricted stock awards do have voting rights.
3    Treasury stock repurchases includes shares withheld for taxes on restricted stock vesting. See Note 7—“Stock Transactions and Unit Redemptions”

Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the year ended December 31, 2024. The Company issued 64.0 million shares of BGC Class B common stock during the year ended December 31, 2023 due to the Corporate Conversion. Following the Corporate Conversion, Cantor satisfied its obligation to its holders of April 2008 distribution rights shares and February 2012 distribution rights shares through the distribution of 15.8 million shares of BGC Class B common stock to such shareholders. 0.4 million shares of BGC Class B common stock were distributed by Cantor to recipients in whose hands the shares converted into shares of BGC Class A common stock pursuant to the terms of the Company’s Amended and Restated Certificate of Incorporation, which resulted in an increase of 0.4 million shares of BGC Class A common stock outstanding and a decrease of 0.4 million shares of BGC Class B common stock outstanding. As of both December 31, 2024 and 2023, there were 109.5 million shares of BGC Class B common stock outstanding.

CEO Program
On March 8, 2021, the Company filed a new CEO Program Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2024 the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.”
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On November 4, 2022, the Board and Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which could have included purchases from Cantor, its partners or employees or other affiliated persons or entities. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of December 31, 2024, the Company had $350.0 million remaining from its share repurchase authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the units redeemed and/or the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The share repurchases of BGC Class A common stock during the year ended December 31, 2024 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted- Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at December 31, 2024
Repurchases[1,2]
January 1, 2024—March 31, 2024	11,250	$7.11
April 1, 2024—June 30, 2024	10,688	8.32
July 1, 2024—September 30, 2024	7,893	9.05
October 1, 2024—October 31, 2024	6,369	9.45
November 1, 2024—November 30, 2024	—	—
December 1, 2024—December 31, 2024	—	—
Total Repurchases	36,200	8.30	$350,000
____________________________________
1    During the year ended December 31, 2024, the Company repurchased 36.2 million shares of BGC Class A common stock at an aggregate price of $300.5 million for a weighted-average price of $8.30 per share. These repurchases include 4.6 million restricted shares vested but withheld described in the following footnote.
2    Include 4.6 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested, withheld to satisfy tax liabilities was $38.4 million at a weighted-average price of $8.35 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

The gross unit redemptions and share repurchases of BGC Class A common stock during the year ended December 31, 2023 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Units Redeemed or Shares Repurchased	Weighted- Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That Could Be Redeemed/ Repurchased Under the Program at December 31, 2023
Redemptions[1]
January 1, 2023—March 31, 2023	23	$3.90
April 1, 2023—June 30, 2023	422	4.91
July 1, 2023—September 30, 2023	—	—
October 1, 2023—December 31, 2023	—	—
Total Redemptions	445	$4.85
Repurchases[2,3]
January 1, 2023—March 31, 2023	846	$4.97
April 1, 2023—June 30, 2023	9,814	4.44
July 1, 2023—September 30, 2023	8,087	4.99
October 1, 2023—December 31, 2023	5,473	$5.74
Total Repurchases	24,220	4.94
Total Redemptions and Repurchases	24,665	$4.93	$333,113
____________________________________
1    During the year ended December 31, 2023, the Company redeemed 0.3 million LPUs at an aggregate redemption price of $1.4 million for a weighted-average price of $4.71 per unit and 0.2 million FPUs at an aggregate redemption price of $0.8 million for a weighted-average price of $5.11 per unit. The table above does not include units redeemed/cancelled in connection with the grant of 20.5 million shares of BGC Class A common stock during the year ended December 31, 2023, nor the limited partnership interests exchanged for 13.6 million shares of BGC Class A common stock during the year ended December 31, 2023.
2    During the year ended December 31, 2023, the Company repurchased 24.2 million shares of BGC Class A common stock at an aggregate price of $119.6 million for a weighted-average price of $4.94 per share. These repurchases includes 1.0 million restricted shares vested but withheld described in the following footnote.
3    Includes 1.0 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested, withheld to satisfy tax liabilities was $5.0 million at a weighted-average price of $5.21 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
Redeemable Partnership Interest
The changes in the carrying amount of FPUs for the year ended December 31, 2023 were as follows (in thousands):

Year Ended December 31,
2023
Balance at beginning of period	$15,519
Consolidated net income allocated to FPUs	236
Earnings distributions	(236)
FPUs exchanged	(1,301)
FPUs redeemed	288
Corporate conversion	(14,506)
Balance at end of period	$—
As a result of the Corporate Conversion, there were no redeemable partnership interests outstanding as of December 31, 2024 and 2023.

8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $186.2 million and $45.8 million as of December 31, 2024 and 2023, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s Consolidated Statements of Operations. The Company recognized unrealized net gains of $0.1 million, $0.1 million and unrealized net losses of $0.1 million as of December 31, 2024, 2023, and 2022 respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s Consolidated Statements of Financial Condition. As of both December 31, 2024 and 2023, the Company had no Repurchase Agreements.
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
As of both December 31, 2024 and 2023, the Company had no Reverse Repurchase Agreements.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of December 31, 2024 and December 31, 2023, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]
Contract values of fails to deliver	$213,409	$182,094
Receivables from clearing organizations	118,473	135,789
Other receivables from broker-dealers and customers	26,859	28,546
Net pending trades	1,365	—
Open derivative contracts	5,384	3,607
Total	$365,490	$350,036
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]
Contract values of fails to receive	$201,301	$172,231
Payables to clearing organizations	5,643	10,846
Other payables to broker-dealers and customers	14,003	13,357
Net pending trades	—	76
Open derivative contracts	4,430	5,756
Total	$225,377	$202,266
____________________________

1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2024 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$4,810	$3,679	$635,790	$2,674	$5,119	$545,669
Forwards	409	751	185,821	805	609	310,880
Futures	165	—	8,758,848	—	28	6,703,624
Interest rate swaps	—	—	534,085	128	—	34,272,592
Total	$5,384	$4,430	$10,114,544	$3,607	$5,756	$41,832,765
____________________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $5.4 million and $3.6 million, as of December 31, 2024 and 2023, respectively.
The following tables present information about the offsetting of derivative instruments as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$5,993	$(1,183)	$4,810
Forwards	465	(56)	409
Futures	37,083	(36,918)	165
Interest rate swaps	132	(132)	—
Total derivative assets	$43,673	$(38,289)	$5,384
Liabilities
FX swaps	$4,862	$(1,183)	$3,679
Forwards	807	(56)	751
Futures	36,918	(36,918)	—
Interest rate swaps	132	(132)	—
Total derivative liabilities	$42,719	$(38,289)	$4,430

	December 31, 2023
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$3,467	$(793)	$2,674
Forwards	855	(50)	805
Interest rate swaps	12,310	(12,182)	128
Futures	62,693	(62,693)	—
Total derivative assets	$79,325	$(75,718)	$3,607
Liabilities
FX swaps	$5,912	$(793)	$5,119
Forwards	659	(50)	609
Futures	62,721	(62,693)	28
Interest rate swaps	12,182	(12,182)	—
Total derivative liabilities	$81,474	$(75,718)	$5,756
There were no additional balances in gross amounts not offset as of either December 31, 2024 or 2023.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
Derivative contract	2024	2023	2022
Futures	$12,371	$13,139	$16,388
Interest rate swaps	6,965	3,454	25
FX swaps	2,581	2,619	2,466
FX/commodities options	317	230	331
Gains, net	$22,234	$19,442	$19,210
12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$170,381	$—	$—	$—	$170,381
Financial instruments owned, at fair value—Foreign government debt	—	14,827	—	—	14,827
Financial instruments owned, at fair value—Equities	989	—	—	—	989
FX swaps	—	5,993	—	(1,183)	4,810
Forwards	—	465	—	(56)	409
Interest rate swaps	—	132	—	(132)	—
Futures	37,083	—	—	(36,918)	165
Total	$208,453	$21,417	$—	$(38,289)	$191,581

	Liabilities at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$4,862	$—	$(1,183)	$3,679
Forwards	—	807	—	(56)	751
Futures	36,918	—	—	(36,918)	—
Interest rate swaps	—	132	—	(132)	—
Contingent consideration	—	—	21,768	—	21,768
Total	$36,918	$5,801	$21,768	$(38,289)	$26,198

	Assets at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$31,141	$—	$—	$—	$31,141
Financial instruments owned, at fair value—Foreign government debt	—	14,164	—	—	14,164
Financial instruments owned, at fair value—Equities	487	—	—	—	487
FX swaps	—	3,467	—	(793)	2,674
Forwards	—	855	—	(50)	805
Interest rate swaps	—	12,310	—	(12,182)	128
Futures	—	62,693	—	(62,693)	—
Total	$31,628	$93,489	$—	$(75,718)	$49,399

	Liabilities at Fair Value at December 31, 2023
	Level 1	Level 2	Level 3	Netting and Collateral	Total

FX swaps	$—	$5,912	$—	$(793)	$5,119
Futures	—	659	—	(50)	609
Forwards	—	62,721	—	(62,693)	28
Interest rate swaps	—	12,182	—	(12,182)	—
Contingent consideration	—	—	11,929	—	11,929
Total	$—	$81,474	$11,929	$(75,718)	$17,685
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2024 were as follows (in thousands):

						Unrealized (gains) losses for the period included in:
	Opening Balance as of January 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2024	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2024	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$11,929	$1,146	$12,333	$(3,640)	$21,768	$1,146	$—
_______________________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” in the Company’s Consolidated Statements of Operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2023 were as follows (in thousands):

						Unrealized (gains) Losses for the period included in:
	Opening Balance as of January 1, 2023	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Purchases/ Issuances[2]	Sales/ Settlements	Closing Balance at December 31, 2023	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2023	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2023
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$24,279	$1,442	$7,710	$(21,502)	$11,929	$835	$—
_______________________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss),” as applicable, in the Company’s Consolidated Statements of Operations.
2“Purchases/Issuances” includes a $2.2 million measurement period adjustment relating to the Trident Acquisition (see Note 16—“Goodwill and Other Intangible Assets, Net” for additional information).
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (in thousands):

	Fair Value as of December 31, 2024
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	9.1%-9.2%	9.1%
Contingent consideration	$—	$21,768	Present value of expected payments	Probability of meeting earnout and contingencies	20%-100%	81.9%[2]
_______________________________________
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2024 and 2023, the present value of expected payments related to the Company’s contingent consideration was $21.8 million and $11.9 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $30.4 million and $18.6 million as of December 31, 2024 and 2023, respectively.

Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $136.1 million and $85.8 million, which were included in “Other assets” in the Company’s Consolidated Statements of Financial Condition as of December 31, 2024 and 2023, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the years ended December 31, 2024, 2023 and 2022, Cantor’s share of the net profit (loss) in Tower Bridge was $2.2 million, $2.8 million and $0.7 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s Consolidated Statements of Operations.
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
For the years ended December 31, 2024, 2023 and 2022, the Company recognized related party revenues of $20.7 million, $16.0 million and $14.7 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.

For the years ended December 31, 2024, 2023 and 2022, the Company was charged $107.6 million, $97.4 million and $84.9 million, respectively, for the services provided by Cantor and its affiliates, of which $75.1 million, $64.7 million and $59.2 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s Consolidated Statements of Operations.
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
Clearing Agreements with Cantor
The Company and its subsidiaries receive certain clearing services from Cantor and its subsidiaries pursuant to several clearing agreements, including the Clearing Services Agreement. These clearing services are provided in exchange for payment by the Company and its subsidiaries for certain clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s Consolidated Statements of Operations. The costs for these services are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “Service Agreements” above.
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
During the years ended December 31, 2024, 2023 and 2022, the Company was charged $4.4 million, $2.2 million and $0.8 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of December 31, 2024 at a fair value of $124.6 million.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both December 31, 2024 and 2023, the Company had recorded assets of $1.0 million in the Company’s Consolidated Statements of Financial Condition for this indemnity.
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
On November 30, 2018, BGC Partners caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9279 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment).
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
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. The interest rate on this facility was 6.92%. On April 1, 2024, the Company repaid in full the $275.0 million of principal and interest amounts outstanding from the BGC Credit Agreement. As of December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. As of December 31, 2023, there were no borrowings by BGC Partners or Cantor outstanding under this agreement. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the year ended December 31, 2024. The Company did not record any interest expense related to the BGC Credit Agreement for the year ended December 31, 2023.
On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $18.0 million on July 31, 2024, and $12.0 million on September 25, 2024. On October 1, 2024, Cantor repaid in full to the Company the outstanding principal of $150.0 million borrowed from the Company under the BGC Credit Agreement. As of December 31, 2024, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. These borrowings are not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 7.13% for the year ended December 31, 2024. The Company recorded interest income related to the BGC Credit Agreement of $3.8 million for the year ended December 31, 2024. The Company did not record any interest income related to the BGC Credit Agreement for the year ended December 31, 2023.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both December 31, 2024 and December 31, 2023, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2024 and 2023, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2024, 2023 and 2022, the Company recognized its share of FX loss of $4.1 million, gain of $1.6 million and loss of $0.1 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s Consolidated Statements of Operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During each of the years ended December 31, 2024, 2023 and 2022, the Company recorded revenues from Cantor entities of $0.3 million related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both December 31, 2024 and December 31, 2023, the Company did not have any investments in the program.
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
As of December 31, 2024, Cantor and CFGM did not own any shares of BGC Class A common stock. As of December 31, 2024, Cantor and CFGM owned 93.3 million and 3.0 million shares of BGC Class B common stock, respectively.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s Consolidated Statements of Financial Condition. As of December 31, 2024 and 2023, the Company had receivables from Freedom of $1.3 million and $1.4 million, respectively. As of December 31, 2024 and 2023, the Company had $4.8 million and $2.7 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2024 and 2023, the Company had $4.0 million and $4.9 million, respectively, in payables to Cantor related to open derivative contracts. As of December 31, 2024 and 2023, the Company had $0.1 million and $0.8 million in receivables from Cantor related to fails and pending trades.

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
As of December 31, 2024 and 2023, the aggregate balance of employee loans, net, was $360.1 million and $367.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2024, 2023 and 2022 was $59.4 million, $51.3 million and $49.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the years ended December 31, 2024, 2023 and 2022 was $13.8 million, $15.1 million and $7.5 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the years ended December 31, 2024 and 2023, the Company did not sell any shares of Class A common stock under its CEO Program. For the years ended December 31, 2024, 2023 and 2022, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2024 and 2023, the Company did not have any securities loaned transactions with CF&Co.
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of the Company. In connection with this issuance of the BGC Partners 5.375% Senior Notes, the Company recorded approximately $0.3 million in underwriting fees payable to CF&Co. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and were amortized as interest expense over the term of the notes. The BGC Partners 5.375% Senior Notes matured on July 24, 2023.
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. In connection with this issuance of BGC Partners 3.750% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.

On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of December 31, 2024, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of the BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and tendered such notes in the Exchange Offer in exchange for an equivalent amount of BGC Group 4.375% Senior Notes. Cantor holds such BGC Group 4.375% Senior Notes as of December 31, 2024.
On May 25, 2023, the Company issued an aggregate of $350.0 million principal amount of the BGC Partners 8.000% Senior Notes. In connection with this issuance of BGC Partners 8.000% Senior Notes, the Company paid $0.2 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
On June 10, 2024, the Company issued an aggregate of $500.0 million principal amount of the BGC Group 6.600% Senior Notes. In connection with this issuance of BGC Group 6.600% Senior Notes, the Company paid $0.4 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
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
As of December 31, 2024, there were no FPUs in BGC Holdings remaining.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor would provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities would include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor would receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renewed each year unless either party provided a notice of termination at least three months prior to the anniversary. Aurel was also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. On December 12, 2024, Aurel and Cantor mutually terminated the revenue sharing agreement. For the years ended December 31, 2024, 2023 and 2022, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities. Any revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities would be included as part of “Other revenues” and “Fees to related parties,” respectively, in the Company’s Consolidated Statements of Operations.
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
On August 8, 2024, Mr. Richards, a member of our Board, sold 13,063 shares of Class A common stock to the Company. The sale price per share of $9.11 was the closing price of a share of Class A common stock on August 8, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.
On January 2, 2024, Mr. Merkel, our Executive Vice President and General Counsel, sold 136,891 shares of Class A common stock to the Company. The sale price per share of $6.98 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.
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
Cantor Referral Fee
On October 30, 2024, the Audit Committee approved the receipt of a referral fee of $1.5 million paid to the Company by an affiliate of Cantor in connection with the introduction by certain of the Company’s brokers of a Cantor client to a Cantor affiliate. Additionally, the Audit Committee approved attributing the entire referral fee to the individual brokers in the form of an award of the Company’s RSUs.
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
As of December 31, 2024 and 2023, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $13.2 million and $12.7 million, respectively, which included $9.5 million and $6.7 million of additional expense taken in September 2024 and 2023, respectively, above the original $40.0 million commitment.
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
The Company periodically acts as an intermediary to administer payments on behalf of related parties.

14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(in thousands)	Percent Ownership[1]	December 31, 2024	December 31, 2023
Advanced Markets Holdings	25%	$3,772	$4,481
China Credit BGC Money Broking Company Limited	33%	23,242	21,277
Freedom International Brokerage	45%	9,637	9,507
Other		2,424	2,857
Equity method investments		$39,075	$38,122
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$39,267	$38,314
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of December 31, 2024 and 2023.
The carrying value of the Company’s equity method investments was $39.1 million and $38.1 million as of December 31, 2024 and 2023, respectively, and is included in “Investments” in the Company’s Consolidated Statements of Financial Condition.
The Company recognized gains of $8.4 million, $9.2 million and $10.9 million related to its equity method investments for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2024, 2023 and 2022, the Company did not recognize impairment charges of existing equity method investments, however, it wrote off a portion of a subordinated loan to an equity method investee in the year ended December 31, 2022 (see “Investments in VIEs” within this note for more information). During the years ended December 31, 2024, 2023 and 2022, the Company did not sell any equity method investments.
Summarized financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Statements of operations:
Total revenues	$134,232	$111,242	$125,405
Total expenses	89,127	84,216	88,050
Income before income taxes	$45,105	$27,026	$37,355

	December 31,
	2024	2023
Statements of financial condition:
Cash and cash equivalents	$73,519	$79,440
Fixed assets, net	2,168	1,900
Other assets	59,068	51,336
Total assets	$134,755	$132,676

Other liabilities	71,222	81,898
Total partners’ capital	63,533	50,779
Total liabilities and partners’ capital	$134,755	$132,677
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
The carrying value of these investments as of both December 31, 2024 and 2023 was $0.2 million, and they are included in “Investments” in the Company’s Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the years ended December 31, 2024, 2023 and 2022.
In addition, as of December 31, 2024 and 2023, the Company owns membership shares, which are included in “Other assets” in the Company’s Consolidated Statements of Financial Condition. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded $37.2 million of unrealized gains, $1.9 million of unrealized gains, and $1.8 million of unrealized gains to reflect observable transactions for these shares during the years ended December 31, 2024, 2023, and 2022, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands).

	December 31, 2024		December 31, 2023
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity[1]	$674	$674	$2,857	$2,857
__________________
1The Company’s maximum exposure to loss with respect to its unconsolidated VIE includes the sum of its equity investments. The Company has entered into a subordinated loan agreement with Aqua, whereby the Company agreed to lend the principal sum of $1.0 million. The Company did not recognize any interest income on the subordinated loan subsequent to being designated as a non-accrual loan in November 2022. As of December 31, 2022, the Company had written off $0.6 million of the subordinated loan, which was recorded as part of “Other expenses” on the Company’s Consolidated Statements of Operations. As of December 31, 2023, the Company had received cash payment fully satisfying the remaining subordinated loan receivable of $0.4 million.
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE, and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $5.3 million and $9.5 million as of December 31, 2024 and 2023, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.2 million and $1.2 million as of December 31, 2024 and 2023, respectively. The Company’s exposure to economic loss on this VIE was $1.3 million and $5.7 million as of December 31, 2024 and 2023, respectively.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Computer and communications equipment	$112,463	$103,621
Software, including software development costs	401,040	360,047
Leasehold improvements and other fixed assets	108,303	99,034
	621,806	562,702
Less: accumulated depreciation and amortization	(431,794)	(384,402)
Fixed assets, net	$190,012	$178,300
Depreciation expense was $21.9 million, $21.0 million and $22.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
The Company has approximately $4.6 million and $5.9 million of asset retirement obligations related to certain of its leasehold improvements as of December 31, 2024 and 2023, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the years ended December 31, 2024, 2023 and 2022 software development costs totaling $42.4 million, $45.0 million, and $48.2 million, respectively, were capitalized. Amortization of software development costs totaled $40.1 million, $43.3 million and $37.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
Impairment charges of $0.7 million, $3.1 million and $6.1 million were recorded for the years ended December 31, 2024, 2023 and 2022, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 were as follows (in thousands):

Goodwill
Balance at December 31, 2022	$486,585
Acquisitions	19,901
Measurement period adjustments	(1,493)
Cumulative translation adjustment	1,351
Balance at December 31, 2023	$506,344
Acquisitions	35,466
Measurement period adjustments	707
Cumulative translation adjustment	(2,227)
Balance at December 31, 2024	$540,290
For additional information on Goodwill, see Note 4—“Acquisitions.”
The Company completed its annual goodwill impairment testing during the fourth quarters of 2024 and 2023, respectively, which did not result in any goodwill impairment. See Note 3—“Summary of Significant Accounting Policies” for more information.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$256,374	$113,590	$142,784	10.8
Technology	23,997	23,997	—	N/A
Noncompete agreements	21,815	20,621	1,194	1.5
Patents	12,577	11,102	1,475	2.7
All other	19,937	6,711	13,226	12.1
Total definite life intangible assets	334,700	176,021	158,679
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,207	—	2,207	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,231	—	82,231	N/A
Total	$416,931	$176,021	$240,910

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$210,655	$97,401	$113,254	9.7
Technology	23,997	23,997	—	N/A
Noncompete agreements	20,892	19,322	1,570	2.2
Patents	11,950	10,703	1,247	2.9
All other	20,325	7,364	12,961	10.3
Total definite life intangible assets	287,819	158,787	129,032	9.6
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,229	—	2,229	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,253	—	82,253	N/A
Total	$370,072	$158,787	$211,285
Intangible amortization expense was $19.6 million, $16.0 million and $15.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s Consolidated Statements of Operations.
The Company completed its annual intangible impairment testing during the fourth quarter of 2024. There were no impairment charges for the Company’s definite and indefinite life intangibles for the years ended December 31, 2024, 2023 and 2022. See Note 3—“Summary of Significant Accounting Policies” for more information.

The estimated future amortization expense of definite life intangible assets as of December 31, 2024 is as follows (in millions):

2025	$21.2
2026	20.2
2027	15.9
2028	15.1
2029	11.4
2030 and thereafter	74.9
Total	$158.7
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Unsecured senior revolving credit agreement	$195,831	$239,180
BGC Group 3.750% Senior Notes due October 1, 2024	—	254,814
BGC Partners 3.750% Senior Notes due October 1, 2024	—	44,383
BGC Group 4.375% Senior Notes due December 15, 2025	287,462	286,729
BGC Partners 4.375% Senior Notes due December 15, 2025	11,824	11,800
BGC Group 8.000% Senior Notes due May 25, 2028	344,620	343,852
BGC Partners 8.000% Senior Notes due May 25, 2028	2,257	2,748
BGC Group 6.600% Senior Notes due June 10, 2029	495,546	—
Total Notes payable and other borrowings[1,2]	$1,337,540	$1,183,506
______________________________________
1The Company was in compliance with all debt covenants, as applicable, as of December 31, 2024 and December 31, 2023.
2Presented net of deferred financing costs, which are recorded in the Company’s Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of December 31, 2024 and 2023, total deferred financing costs were $12.0 million and $6.5 million, respectively.
Exchange Offer
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

On October 19, 2023, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of the replacement market-making resale registration statement described under “—6.600% Senior Notes” below.
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement bear interest based on either SOFR or a defined base rate plus additional margin. On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all of the rights and obligations of BGC Partners under the Revolving Credit Agreement and has become the borrower thereunder. On April 26, 2024, the Company amended and restated the Revolving Credit Agreement to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. On December 6, 2024, the Company amended the amended and restated Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement, as amended, are substantially unchanged.
As of December 31, 2024, there were $195.8 million borrowings outstanding, net of deferred financing costs of $4.2 million under the Revolving Credit Agreement. As of December 31, 2023, there were $239.2 million of borrowings outstanding, net of deferred financing costs of $0.8 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the years ended December 31, 2024 and 2023 was 6.99% and 7.07%, respectively. BGC Group recorded $12.2 million and $4.4 million of interest expense related to the Revolving Credit Agreement for the years ended December 31, 2024 and 2023, respectively. BGC Group did not record any interest expense related to the Revolving Credit Agreement for the year ended December 31, 2022.
BGC Partners did not record any interest expense related to the Revolving Credit Agreement for the year ended December 31, 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $6.9 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 3.750% Senior Notes due October 1, 2024	—	—	254,814	249,722
BGC Partners 3.750% Senior Notes due October 1, 2024	—	—	44,383	43,464
BGC Group 4.375% Senior Notes due December 15, 2025	287,462	285,556	286,729	276,569
BGC Partners 4.375% Senior Notes due December 15, 2025	11,824	11,740	11,800	11,371
BGC Group 8.000% Senior Notes due May 25, 2028	344,620	369,065	343,852	363,274
BGC Partners 8.000% Senior Notes due May 25, 2028	2,257	2,416	2,748	2,901
BGC Group 6.600% Senior Notes due June 10, 2029	495,546	513,366	—	—
Total	$1,141,709	$1,182,143	$944,326	$947,301

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
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $14.5 million and $25.5 million for the years ended December 31, 2023 and 2022, respectively.
3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. The BGC Partners 3.750% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 3.750% Senior Notes bore interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The BGC Partners 3.750% Senior Notes matured on October 1, 2024. BGC Partners was able to redeem some or all of the BGC Partners 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 3.750% Senior Notes). The initial carrying value of the BGC Partners 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 3.750% Senior Notes accreted up to the face amount over the term of the notes.
As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 3.750% Senior Notes became effective. The BGC Group 3.750% Senior Notes matured on October 1, 2024 and bore interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2024. BGC Group was able to redeem some or all of the BGC Group 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 3.750% Senior Notes) occurred, holders could have required BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.
Following the closing of the Exchange Offer, $44.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes remained outstanding.
On October 1, 2024, BGC Group repaid the principal plus accrued interest on the BGC Group 3.750% Senior Notes. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $7.9 million and $2.6 million for the years ended December 31, 2024 and 2023. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the year ended December 31, 2022. On October 1, 2024, BGC Partners repaid the principal plus accrued interest on the BGC Partners 3.750% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $1.3 million, $9.5 million and $12.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
The carrying value of the BGC Group 4.375% Senior Notes was $287.5 million as of December 31, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $13.3 million and $3.3 million for the years ended December 31, 2024 and 2023. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the year ended December 31, 2022. The carrying value of the BGC Partners 4.375% Senior Notes was $11.8 million as of December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.5 million, $10.5 million and $13.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The carrying value of the BGC Group 8.000% Senior Notes was $344.6 million as of December 31, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $28.5 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively.
On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.2 million and $10.0 million for the years ended December 31, 2024 and 2023.
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
On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s other affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
The carrying value of the BGC Group 6.600% Senior Notes was $495.5 million as of December 31, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $18.9 million for the year ended December 31, 2024.
Collateralized Borrowings
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2024 and 2023. BGC Partners did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil and $0.1 million for the years ended December 31, 2023 and 2022, respectively.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2024. BGC Partners did not record any interest expense related to this secured loan arrangement for the year ended December 31, 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Short-Term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. In 2021, this agreement was paid in full and BGC Partners entered into a new committed unsecured loan agreement which provided for short-term loans of up to $1.6 million (BRL 10.0 million). During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of both December 31, 2024 and 2023, there were no borrowings outstanding under the agreement. BGC Partners did not record any interest expense related to the agreement during the year ended December 31, 2024. BGC Partners recorded interest expense related to the agreement of $0.2 million and $0.3 million for the years ended December 31, 2023, and 2022, respectively.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $8.1 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $9.7 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $11.3 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is February 17, 2025. The agreement bears a fee of 1.32% per year. As of December 31, 2024 and 2023, there were no borrowings outstanding under this agreement. BGC Partners recorded bank fees related to the agreement of $0.2 million, $0.2 million, and $0.2 million for each of the years ended December 31, 2024, 2023 and 2022, respectively.
On January 25, 2021, BGC Partners entered into a committed unsecured loan agreement with Banco Daycoval S.A., which provided for short-term loans of up to $2.0 million (BRL 10.0 million) and was renegotiated on June 1, 2021. The amended agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). During September 2022, the borrowings under this agreement were repaid in full, and the loan was terminated on September 27, 2022. As of December 31, 2024 and 2023, there were no borrowings outstanding under the agreement. Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.66%. BGC Partners recorded interest expense related to the agreement of $0.2 million for the year ended December 31, 2022.
BGC Credit Agreement with Cantor
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. There were no borrowings by the Company under the BGC Credit Agreement as of December 31, 2024. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the year ended December 31, 2024. The Company did not record any interest expense related to the BGC Credit Agreement during the years ended December 31, 2023 and 2022. See Note 13—“Related Party Transactions” for additional information related to these transactions.
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of December 31, 2024, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 440.8 million shares.
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

The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Issuance of common stock and grants of exchangeability	$184,667	$171,646	$147,480
Allocations of net income and dividend equivalents[1]	4,196	6,302	13,298
LPU amortization	—	40,878	73,734
RSU, RSU Tax Account, and restricted stock amortization	180,280	136,552	16,559
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$369,143	$355,378	$251,071
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
Limited Partnership Units
A summary of the activity associated with LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Balance at December 31, 2021	112,115	11,051
Granted	27,968	—
Redeemed/exchanged units	(24,623)	(1,636)
Forfeited units	(5,112)	(64)
Balance at December 31, 2022	110,348	9,351
Granted	9,688	—
Redeemed/exchanged units	(119,812)	(572)
Forfeited units	(224)	—
Balance at December 31, 2023	—	8,779
Granted	—	—
Redeemed/exchanged units	—	(5,342)
Forfeited units	—	(501)
Balance at December 31, 2024	—	2,936
The LPUs table above includes both regular and Preferred Units. Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). Subsequent to the Corporate Conversion, there are still BGC employees who hold limited partnership interests in Newmark Holdings. These limited partnership interests represent interests that were held prior to the Newmark IPO and were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only received limited partnership interests in BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings, respectively. As a result of the Spin-Off, as the previous limited partnership interests in BGC Holdings held by Newmark employees and the existing limited partnership interests in Newmark Holdings held by BGC employees were/are exchanged/redeemed, the related capital was contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both BGC Holdings and Newmark Holdings that are held by BGC employees are recognized by BGC. The BGC Holdings limited partnership interests held by Newmark employees could have been included in the BGC share count and the Newmark Holdings limited partnership interests held by BGC employees may be included in the Newmark share count, if applicable. There were no limited partnership interests in BGC Holdings remaining upon the completion of the Corporate Conversion, and therefore, there was no compensation expense related to limited partnership interest in BGC Holdings recognized by BGC subsequent to the Corporate Conversion.

A summary of Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark LPUs
Regular Units	2,036
Preferred Units	900
Balance at December 31, 2024	2,936
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Issuance of common stock and grants of exchangeability	$184,667	$171,646	$147,480
Prior to the Corporate Conversion, BGC LPUs held by BGC employees had become exchangeable or were redeemed for BGC Class A common stock on a one-for-one basis.
Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of December 31, 2024, the Exchange Ratio was 0.9279.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
BGC Holdings LPUs	—	25,711	29,363
Newmark Holdings LPUs	4,919	301	596
Total	4,919	26,012	29,959
The compensation expense related to the issuance of common stock includes a redemption of 4.2 million Newmark Holdings LPUs for which 3.3 million shares of Newmark Class A common stock were issued to a former BGC executive officer, who is still employed by the Company. This resulted in a $54.4 million compensation expense for year ended December 31, 2024.
As of December 31, 2024 and 2023, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of December 31, 2024 and 2023, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.3 million and 0.2 million, respectively.
Subsequent to the Corporate Conversion, BGC may issue BGC Class A common stock and record compensation expense for the grant date fair value of the shares issued. For the years ended December 31, 2024 and 2023, BGC issued 8.7 million and 2.2 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $41.0 million and $3.9 million to pay taxes due at the time of issuance, respectively.
LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Stated vesting schedule	$—	$40,848	$74,561
Post-termination payout	—	30	(827)
LPU amortization	$—	$40,878	$73,734

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
As of both December 31, 2024 and 2023, there were no outstanding LPUs held by BGC employees with a stated vesting schedule that did not receive quarterly allocations of net income.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule was recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of December 31, 2024, there were no outstanding BGC Holdings LPUs with a post-termination payout, and there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2023, there were no outstanding BGC Holdings LPUs with a post-termination payout, and there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.7 million and an aggregate estimated fair value of $0.3 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
RSU amortization	$101,673	$79,960	$16,559
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands):

	RSUs	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2021	11,034	$3.87	$42,756	2.27
Granted	7,125	4.27	30,406
Delivered	(4,858)	3.86	(18,743)
Forfeited	(1,255)	3.93	(4,933)
Balance at December 31, 2022	12,046	$4.11	$49,486	2.42
Granted	68,732	4.12	283,418
Delivered	(15,078)	4.14	(62,494)
Forfeited	(758)	4.48	(3,395)
Balance at December 31, 2023	64,942	$4.11	$267,015	5.96
Granted	22,533	7.82	176,141
Delivered	(13,142)	4.05	(53,185)
Forfeited	(1,835)	5.45	(9,997)
Balance at December 31, 2024	72,498	$5.24	$379,974	4.58
The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of December 31, 2024 and 2023, 22.9 million and 26.3 million RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period and conditions.

For the RSUs that vested during the years ended December 31, 2024 and 2023, the Company withheld shares of BGC Class A common stock valued at $27.8 million and $11.5 million, respectively, to pay taxes due at the time of vesting. As of December 31, 2024 and 2023, there was approximately $230.1 million and $161.0 million, respectively, of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 4.58 years and 5.96 years, respectively.
In relation to the Corporate Conversion, the Company granted in total $123.1 million of RSU Tax Accounts. During the years ended December 31, 2024 and 2023, $17.6 million and $27.7 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of December 31, 2024 and 2023, there was approximately $70.0 million and $92.7 million of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that is expected to be recognized over a weighted-average period of 7.98 years and 8.82 years, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $21.6 million and $31.9 million for the years ended December 31, 2024 and 2023, respectively.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. As of December 31, 2024 and 2023, the aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $14.7 million and $7.4 million, respectively. As of December 31, 2024 and 2023, the aggregate estimated fair value of the deferred compensation awards was nil and $0.6 million, respectively. The liability for such acquisition-related contingent share obligations and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by employees in five to ten years. Transferability of the restricted shares of stock issued prior to the Corporate Conversion, is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations.
During the years ended December 31, 2024 and 2023, approximately 0.3 million and 1.4 million, respectively, BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision.
During the years ended December 31, 2024 and 2023, the Company released the restrictions with respect to nil and 2.3 million, respectively, of such BGC shares held by BGC employees. As of December 31, 2024 and 2023, there were nil and 0.1 million, respectively, of such restricted BGC shares held by BGC employees outstanding, respectively. During the years ended December 31, 2024 and 2023, Newmark released the restrictions with respect to nil and 1.0 million, respectively, of restricted Newmark shares held by BGC employees. As of both December 31, 2024 and 2023, there were no restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of December 31, 2024, 0.6 million of the total 7.3 million restricted stock awards outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $57.0 million and $24.7 million for the years ended December 31, 2024 and 2023, respectively. The compensation expense related to restricted stock includes the acceleration of approximately 4.5 million restricted stock awards of a former BGC executive officer, who is still employed by the Company, which resulted in a $27.1 million compensation expense for the year ended 2024.
For the restricted stock awards that vested during the years ended December 31, 2024 and 2023, the Company withheld 4.6 million and 1.0 million shares of BGC Class A common stock to pay taxes due at the time of vesting, respectively. As of December 31, 2024 and 2023, there was approximately $5.8 million and $49.9 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 0.59 years and 2.55 years, respectively.

A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and dollars in thousands):

	Restricted Stock	Weighted- Average Grant Date Fair Value	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2022	—	$—	$—	N/A
Granted	38,610	4.37	168,716
Delivered	(9,329)	5.12	(47,763)
Forfeited	(1,328)	2.62	(3,485)
Balance at December 31, 2023	27,953	$4.20	$117,468	2.55
Granted	—	—	—
Delivered	(19,920)	3.99	(79,551)
Forfeited	(729)	3.84	(2,798)
Balance at December 31, 2024	7,304	$4.81	$35,119	0.59
19.    Commitments, Contingencies and Guarantees
Contractual Obligations and Commitments
The following table summarizes certain of the Company’s contractual obligations at December 31, 2024 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt and collateralized borrowings[1]	$1,349,500	$500,000	$—	$849,500	$—
Operating leases[2]	172,607	29,722	46,821	28,895	67,169
Finance leases[2]	3,437	1,520	1,917	—	—
Interest on debt and collateralized borrowings[3]	257,435	74,750	123,757	58,928	—
Interest on Short-term borrowings	55	55	—	—	—
One-time transition tax[4]	11,382	6,962	4,420	—	—
Other[5]	13,242	13,242	—	—	—
Total contractual obligations	$1,807,658	$626,251	$176,915	$937,323	$67,169
_______________________________________
1Debt and collateralized borrowings reflects $200.0 million of borrowings by the Company, which includes deferred financing costs of $4.2 million, outstanding under the Revolving Credit Agreement as of December 31, 2024; $288.2 million of BGC Group 4.375% Senior Notes (the $288.2 million represents the principal amount of the debt; the carrying value of the BGC Group 4.375% Senior Notes as of December 31, 2024 was approximately $287.5 million); $347.2 million of BGC Group 8.000% Senior Notes (the $347.2 million represents the principal amount of the debt; the carrying value of the BGC Group 8.000% Senior Notes as of December 31, 2024 was approximately $344.6 million) and $500.0 million of BGC Group 6.600% Senior Notes (the $500.0 million represents the principal amount of the debt; the carrying value of the BGC Group 6.600% Senior Notes as of December 31, 2024 was approximately $495.5 million). Debt and collateralized borrowings reflects $11.8 million of BGC Partners 4.375% Senior Notes (the $11.8 million represents the principal amount of the debt; the carrying value of the BGC Partners 4.375% Senior Notes as of December 31, 2024 was approximately $11.8 million) and $2.3 million of BGC Partners 8.000% Senior Notes (the $2.3 million represents the principal amount of the debt; the carrying value of the BGC Partners 8.000% Senior Notes as of December 31, 2024 was approximately $2.3 million). See Note 17—“Notes Payable and Other Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
2Operating leases and finance leases are related to rental payments under various non-cancelable leases, principally for office space, data centers and office equipment and are presented net of sublease payments to be received. As of December 31, 2024, there were no sublease payments to be received over the life of the agreements.

3Interest on debt and collateralized borrowings reflects a total of $3.2 million of interest expense associated with the Company's borrowings under the Revolving Credit Agreement; $11.9 million of interest expense associated with the BGC Group 4.375% Senior Notes, $0.5 million of interest expense associated with the BGC Partners 4.375% Senior Notes, $94.5 million of interest expense associated with the BGC Group 8.000% Senior Notes, $0.6 million of interest expense associated with the BGC Partners 8.000% Senior Notes, and $146.7 million of interest expense associated with the BGC Group 6.600% Senior Notes. Interest on debt and collateralized borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is April 26, 2027. As of December 31, 2024, the undrawn portion of the committed unsecured Revolving Credit Agreement was $500.0 million.
4The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the IRS which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. The Company made an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2024 is $11.4 million.
5Other contractual obligations reflect commitments of $13.2 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition. The amount payable each year reflects an estimate of future Charity Day obligations.
The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2039. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.
As of December 31, 2024, minimum lease payments under these arrangements are as follows (in thousands):

	Net Lease Commitment
	Operating leases	Finance leases
2025	$29,722	$1,520
2026	24,078	1,290
2027	22,743	627
2028	16,390	—
2029	12,505	—
2030 and thereafter	67,169	—
Total	$172,607	$3,437
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
Rent expense for the years ended December 31, 2024, 2023 and 2022 was $38.7 million, 41.5 million and $40.2 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. There was no liability for future lease payments associated with vacant space as of December 31, 2024, 2023 and 2022.

Contingent Payments Related to Acquisitions
Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 4.9 million shares of the Company’s Class A common stock (with an acquisition date fair value of approximately $22.5 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $68.0 million in cash that may be issued contingent on certain targets being met through 2029.
The Company issued 1.6 million contingent shares of BGC Class A common stock and $5.0 million for acquisitions during 2024. The Company issued 1.2 million contingent shares of BGC Class A common stock and $8.0 million for acquisitions during 2023.
During the year ended December 31, 2024, the contingent cash consideration increased by approximately $0.2 million to $15.3 million in cash that may be paid due to an increase in probability of payout. During the year ended December 31, 2023, the contingent cash consideration increased by approximately $0.6 million to $15.1 million in cash that may be paid due to an increase in probability of payout.
As of December 31, 2024, the Company has issued 2.0 million shares of its Class A common stock, 0.2 million RSUs and paid $54.4 million in cash related to contingent payments for acquisitions completed since 2016.
As of December 31, 2024, 2.6 million shares of the Company’s Class A common stock remain to be issued, and $7.1 million in cash remains to be paid, net of forfeitures and other adjustments, if the targets are met.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2024 and 2023, the Company was contingently liable for $1.3 million and $1.4 million, respectively, under these letters of credit.

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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the years ended December 31, 2024 and 2023, the Company did not incur losses on any FDIC insured cash accounts.
During the years ended December 31, 2024 and 2023, the Company reserved $4.0 million and $9.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.8 million and $3.7 million in health care claims as of December 31, 2024 and 2023, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
20.    Income Taxes
The Company’s Consolidated Financial Statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are primarily subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners rather than the partnership entity (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for discussion of partnership interests).

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$19,459	$19,297	$12,949
U.S. state and local	5,061	5,033	6,147
Foreign	95,149	54,787	34,506
UBT	—	373	(390)
	119,669	79,490	53,212
Deferred:
U.S. federal	(58,127)	(41,491)	(17,083)
U.S. state and local	(9,568)	(14,989)	(1,596)
Foreign	(2,059)	(5,914)	3,971
UBT	—	1,838	80
	(69,754)	(60,556)	(14,628)
Provision for income taxes	$49,915	$18,934	$38,584
The Company had pre-tax income (loss) of $173.1 million, $57.7 million and $97.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company had pre-tax income (loss) from domestic operations of $(143.2) million, $(383.9) million and $(286.8) million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company had pre-tax income (loss) from foreign operations of $316.3 million, $441.6 million and $384.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax expense at federal statutory rate	$36,360	$12,207	$20,584
Non-controlling interest	1,295	1,982	2,366
Incremental impact of foreign taxes compared to federal tax rate	5,847	3,838	8,122
Other permanent differences	(2,153)	3,054	(10,105)
U.S. state and local taxes, net of U.S. federal benefit	(4,408)	(4,778)	(876)
New York City UBT	—	—	(1,071)
Other rate changes	1,503	(862)	153
Impact of Corporate Conversion	—	(12,446)	—
Uncertain tax positions	304	(797)	3,496
U.S. tax on foreign earnings, net of tax credits	(4,413)	12,388	4,808
Prior year adjustments	5,811	4,078	4,189
Valuation allowance	(2,402)	(4,190)	(4,670)
Meals and Entertainment	7,450	6,182	12,681
Impact of RSU Windfall	(4,433)	(1,700)	(289)
AFS MTM — U.S. GAAP Adjustment[1]	9,154	—	—
Other	—	(22)	(804)
Provision for income taxes	$49,915	$18,934	$38,584
_______________________________________
1Available for sale securities mark-to-market — U.S. GAAP Adjustment

As of December 31, 2024, the Company’s intention is to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. While the one-time transition tax eliminated most of the income tax effects of repatriating the undistributed earnings, there could still be foreign and state and local tax effects on the distribution. Accordingly, no provision has been recorded on foreign and state and local taxes that would be applicable upon distribution of such earnings to the U.S. Further, determination of an estimate of deferred tax liability associated with the distribution of foreign earnings is not practicable.
The Company has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime as of December 31, 2024.
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
Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax asset
Basis difference of investments	$10,403	$23,522
Deferred compensation	114,680	90,270
Excess interest expense	90,404	55,040
Other deferred and accrued expenses	10,659	17,625
Depreciation and amortization	790	—
Net operating loss and credit carry-forwards	58,084	43,426
Total deferred tax asset[1]	285,020	229,883
Valuation allowance	(24,422)	(27,813)
Deferred tax asset, net of valuation allowance	260,598	202,070
Deferred tax liability
Depreciation and amortization	—	10,618
Total deferred tax liability[1]	—	10,618
Net deferred tax asset	$260,598	$191,452
_______________________________________
1Before netting within tax jurisdictions.
The Company has deferred tax assets associated with net operating losses in U.S. federal, state and local, and non-U.S. jurisdictions of $2.5 million, $5.4 million and $28.4 million, respectively. These losses will begin to expire for state and local and non-U.S. jurisdictions in 2036 and 2025, respectively. The Company has deferred tax assets associated with tax credits in the U.S. of $33.7 million, which will begin to expire in 2030. Management continuously assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, substantially all of the total valuation allowance of $24.4 million relates to non-US net operating losses and other deferred tax assets for the year ended December 31, 2024. The Company’s net deferred tax asset and liability are included in the Company’s Consolidated Statements of Financial Condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.
Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, the Company provides for uncertain tax positions as a component of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows (in thousands):

Balance, December 31, 2022	$7,553
Increases for prior year tax positions	—
Decreases for prior year tax positions	(884)
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2023	$6,669
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(2,025)
Balance, December 31, 2024	$4,644
As of December 31, 2024, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $4.6 million, of which $3.7 million, if recognized, would affect the effective tax rate. The Company is currently under income tax examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2021, 2011 and 2017, respectively. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the Company had accrued $4.3 million for income tax-related interest and penalties of which $0.9 million was accrued during 2024.
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2024, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of December 31, 2024, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2024, the Company’s regulated subsidiaries held $751.0 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $432.3 million.

22.    Segment and Geographic Information
Segment Information
The Company currently operates in one reportable segment, brokerage services, which is managed on a consolidated basis. The Company provides brokerage services to the financial markets, through integrated Voice, Hybrid and Fully Electronic brokerage in a broad range of products, including fixed income (Rates and Credit), FX, Equities, ECS, and Futures and Options. BGC also delivers a wide range of services, including trade execution, brokerage, clearing, post-trade, information, consulting, and other back-office services to a broad range of financial and non-financial institutions.
As of December 31, 2024, the Company has identified the Chairman of the Board and Chief Executive Officer as the Chief Operating Decision Maker (“CODM”). Consolidated net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM. The Company’s business is based on the products and services provided and reflects the manner in which financial information is evaluated by the CODM.
Significant expense categories included in Consolidated net income (loss) that are regularly provided to the CODM include Compensation and employee benefits expense and Equity-based compensation and allocations of net income to limited partnership units and FPUs expense. Refer to the Company’s Consolidated Statements of Operations for additional information.
Information regarding revenues from external customers, other revenues, significant segment expenses, other segment items and Consolidated net income (loss) is as follows:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rates	$686,342	$610,451	$549,503
ECS	483,232	386,206	291,665
FX	355,833	314,706	299,721
Credit	287,812	284,744	271,419
Equities	225,027	236,517	234,493
Total brokerage revenues	2,038,246	1,832,624	1,646,801
Fees from related parties	20,728	15,968	14,734
Data, software and post-trade	126,963	111,470	96,389
Interest and dividend income[1]	56,223	45,422	21,007
Other revenues	20,658	19,917	16,371
Total other revenues	224,572	192,777	148,501
Total revenues	2,262,818	2,025,401	1,795,302

Expenses:
Compensation and employee benefits	1,123,747	992,603	853,165
Equity-based compensation and allocations of net income to limited partnership units and FPUs	369,143	355,378	251,071
Total compensation and employee benefits	1,492,890	1,347,981	1,104,236
Other segment items[2]	646,700	638,645	632,199
Consolidated net income (loss)	$123,228	$38,775	$58,867
_______________________________________
1    For the years ended December 31, 2024, 2023, and 2022, Interest income was $49.5 million, $40.2 million and $15.5 million, respectively.
2    Other segment items include Occupancy and equipment expense, Fees to related parties expense, Professional and consulting fees expense, Communications expense, Selling and promotion expense, Commissions and floor brokerage expense, Interest expense, Other expenses, Gains (losses) on divestitures and sales of investments, Gains (losses) on equity method investments, Other income (loss), and Provision (benefit) for income taxes, each of which are presented on the Company’s Consolidated Statements of Operations. Also included in Other segment items is Fixed asset depreciation and intangible asset amortization. For the years ended December 31, 2024, 2023, and 2022, Fixed asset depreciation and intangible asset amortization was $81.4 million, $80.4 million and $75.1 million, respectively.

Refer to the Company’s Consolidated Statements of Financial Condition for the segment’s total assets. Refer to Note 14—“Investments” for the Company’s investment in equity method investees. Total expenditures for additions to long-lived assets are reported on the Company’s Consolidated Statements of Cash Flows.
Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues:
EMEA[1]	$1,146,602	$1,022,988	$912,941
Americas[2]	820,608	727,204	610,683
APAC	295,608	275,209	271,678
Total revenues	$2,262,818	$2,025,401	$1,795,302
_______________________________________
1For the years ended December 31, 2024, 2023, and 2022, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the years ended December 31, 2024, 2023, and 2022 were $780.2 million, $730.8 million, and $647.9 million, respectively.
2For the years ended December 31, 2024, 2023, and 2022, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the years ended December 31, 2024, 2023, and 2022 were $752.6 million, $652.9 million, and $542.7 million, respectively.
Information regarding long-lived assets (defined as loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	December 31, 2024	December 31, 2023
Long-lived assets:
EMEA[1]	$346,198	$385,210
Americas[2]	261,297	225,950
APAC	81,276	75,496
Total long-lived assets	$688,771	$686,656
_______________________________________
1As of December 31, 2024 and 2023, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of December 31, 2024 and 2023 were $251.9 million and $306.1 million, respectively.
2As of December 31, 2024 and 2023, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of December 31, 2024 and 2023 were $255.5 million and $220.1 million, respectively.

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenues from contracts with customers:
Commissions	$1,648,817	$1,464,524	$1,281,294
Data, network and post-trade	126,963	111,470	96,389
Fees from related parties	20,728	15,968	14,734
Other revenues	16,104	15,417	14,275
Total revenues from contracts with customers	1,812,612	1,607,379	1,406,692
Other sources of revenues:
Principal transactions	389,429	368,100	365,507
Interest and dividend income	56,223	45,422	21,007
Other revenues	4,554	4,500	2,096
Total revenues	$2,262,818	$2,025,401	$1,795,302
See Note 3—“Summary of Significant Accounting Policies” for detailed information on the recognition of the Company’s revenues from contracts with customers.
Disaggregation of Revenue
See Note 22—“Segment and Geographic Information” for a further discussion on the allocation of revenues to geographic regions.
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
The Company had receivables related to revenues from contracts with customers of $324.2 million and $314.8 million at December 31, 2024 and December 31, 2023, respectively. The Company had no impairments related to these receivables during the years ended December 31, 2024 and 2023.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2024 and 2023 was $20.0 million and $14.7 million, respectively. During the years ended December 31, 2024 and 2023, the Company recognized revenue of $12.9 million and $11.0 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized. The Company did not have any capitalized costs to fulfill a contract as of December 31, 2024 and 2023.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.3 years to 14.6 years, some of which include options to extend the leases in 0.1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
As of December 31, 2024, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
After evaluating the Company’s leases, the Company determined that the carrying value of a certain asset was no longer recoverable and in fact was impaired. The fair value of the asset was based on expected future cash flows under ASC 842, and approximately $1.4 million of impairment charges were booked for the year ended December 31, 2024. Impairment charges are included in Occupancy and equipment in the Company’s Consolidated Statements of Operations.
Supplemental information related to the Company’s operating and financing leases is as follows (in thousands):

	Classification in Consolidated Statements of Financial Condition	December 31, 2024	December 31, 2023
Assets
Operating lease ROU assets	Other assets	$114,456	$124,165
Finance lease ROU assets	Fixed assets, net	$2,959	$4,264
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$135,825	$149,640
Finance lease liabilities	Accounts payable, accrued and other liabilities	$3,249	$4,721

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases (years)	6.8	7.3
Finance leases (years)	2.4	3.4
Weighted-average discount rate
Operating leases	5.5%	5.0%
Finance leases	4.4%	4.3%
The components of lease expense are as follows (in thousands):

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2024	2023	2022
Operating lease cost[1]	Occupancy and equipment	$33,884	$35,894	$36,894
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$1,305	$1,305	$753
Interest on lease liabilities	Interest expense	$168	$219	$116
____________________________________
1Short-term lease expense was not material for the years ended December 31, 2024, 2023 and 2022.
The following table shows the Company’s maturity analysis of its lease liabilities as of December 31, 2024 (in thousands):

	December 31, 2024
	Operating leases	Finance leases
2025	$29,722	$1,520
2026	24,078	1,290
2027	22,743	627
2028	16,390	—
2029	12,505	—
2030 and thereafter	67,169	—
Total	$172,607	$3,437
Interest	(36,782)	(188)
Total	$135,825	$3,249
The following table shows cash flow information related to lease liabilities (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2024	2023
Operating cash flows from operating lease liabilities	$36,420	$37,008
Operating cash flows from finance lease liabilities	$168	$219
Financing cash flows from finance lease liabilities	$1,280	$1,228

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.

As required, any subsequent changes to the allowance for credit losses are recognized in “Other expenses” in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2024, 2023 and 2022, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning Balance, January 1, 2022	$0.7	$1.7	$—	$2.4
Current-period provision for expected credit losses	4.7	0.8	7.0	12.5
Ending Balance, December 31, 2022	5.4	2.5	7.0	14.9
Current-period provision for expected credit losses	(0.4)	(0.2)	11.9	11.3
Ending Balance, December 31, 2023	5.0	2.3	18.9	26.2
Current-period provision for expected credit losses	1.2	—	2.1	3.3
Release of allowance for expected credit losses	—	(2.3)	—	(2.3)
Ending Balance, December 31, 2024	$6.2	$—	$21.0	$27.2
For the year ended December 31, 2024, there was an increase of $1.2 million in the allowance for credit losses against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions, bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $6.2 million as of December 31, 2024. For the year ended December 31, 2023, there was a decrease of $0.4 million in the allowance for credit losses against “Accrued commissions and other receivables, net.” For the year ended December 31, 2022, there was an increase of $4.7 million in the allowance for credit losses against “Accrued commissions and other receivables, net.”
For the year ended December 31, 2024, there was a decrease of $2.3 million in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of the release of allowance for expected credit losses. For the year ended December 31, 2023 there was a decrease of $0.2 million in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of employee collections. For the year ended December 31, 2022, there was an increase of $0.8 million, in the allowance for credit losses against “Loans, forgivable loans and other receivables from employees and partners, net.”
For the year ended December 31, 2024, there was an increase of $2.1 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $21.0 million as of December 31, 2024. For the years ended December 31, 2023 and 2022, there were increases of $11.9 million and $7.0 million, respectively, in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.

26.    Supplemental Balance Sheet Information
The components of certain balance sheet accounts are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Other assets:
Deferred tax asset	$273,299	$215,537
Operating lease ROU assets	114,456	124,165
Equity securities carried under measurement alternative	135,835	85,561
Other taxes	36,218	20,969
Prepaid expenses	20,186	17,003
Rent and other deposits	12,299	13,395
Other	12,639	20,025
Total other assets	$604,932	$496,655

	Year Ended December 31,
	2024	2023
Accounts payable, accrued and other liabilities:
Taxes payable	$351,154	$293,525
Accrued expenses and other liabilities	176,811	182,388
Lease liabilities	139,074	154,361
Deferred tax liability	12,701	25,171
Charitable contribution liability	13,242	12,744
Total accounts payable, accrued and other liabilities	$692,982	$668,189
27.    Subsequent Events
Fourth Quarter 2024 Dividend
On February 14, 2025, the Company’s Board declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2024, payable on March 20, 2024 to BGC Class A and Class B common stockholders of record as of March 6, 2024.
Recent Board of Directors and Executive Officers Changes
On February 18, 2025, Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed John A. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers of the Company and as the Principal Executive Officers of the Company. Mr. Howard Lutnick has agreed to divest his interests in BGC to comply with U.S. government ethics rules, which is expected to occur within 90 days following his confirmation, and does not expect any arrangement which involves selling shares on the open market.
Transactions with Executive Officers and Directors
On February 5, 2025, the Company accelerated the vesting of 1,304,864 of Howard Lutnick’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A Common Stock, delivered less 721,590 shares withheld by the Company for taxes at $9.38 per share, in the amount of 583,274 net shares. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee of the Company.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Group is recorded, processed, accumulated, summarized and communicated to its management, including its Co-Chief Executive Officers and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Co-Chief Executive Officers and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Group’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that BGC Group’s disclosure controls and procedures were effective as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal controls over financial reporting include policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
Based on the results of our 2024 evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2024.
Management has excluded BGC Group’s acquisition of Sage as the acquisition was completed in fiscal year 2024, and did not have a material effect on our financial condition, results of operations or cash flows in 2024. However, we do anticipate that the acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2025. Sage is included in our 2024 consolidated financial statements and constituted 0.5% of total assets, 0.6% of net assets, as of December 31, 2024, and 0.7% of revenues for the year then ended.
The effectiveness of our internal controls over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10‑K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2024.
We reviewed management’s conclusions on internal controls and the report of Ernst & Young LLP with our Audit Committee.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2024, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

10b5-1 Trading Arrangements
During the quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under “Election of Directors,” “Information about our Executive Officers,” and “Insider Trading Policy, Code of Ethics and Whistleblower Procedures” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 10.
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 11.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2024” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2025 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

4.4	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2020)

4.5
Third Supplemental Indenture, dated as of May 25, 2023, between BGC Partners, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.6	Form of BGC Partners, Inc. 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.7
Fourth Supplemental Indenture, dated as of September 19, 2023, between BGC Partners, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

Exhibit Number	Exhibit Title
4.8
Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.9
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

4.11	Form of BGC Group, Inc.’s 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.12
Third Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.13	Form of BGC Group, Inc.’s 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.14
Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.15
First Supplemental Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.16	Form of BGC Group, Inc. 6.600% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to BGC Group, Inc’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

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

10.5
License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.6
Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.7
Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.8
Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.9
Third Amendment, dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.10
Fourth Amendment, dated as of June 7, 2024, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

Exhibit Number	Exhibit Title
10.11
Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.12
First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.13
Assignment, Assumption and Second Amendment, dated as of June 7, 2024, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., to the Clearing Capital Agreement, dated November 5, 2008, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.14†
Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.15†
Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.16†
Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.17†
Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to BGC Partners, Inc.’s Annual Report on Form 10‑K filed with the SEC on February 28, 2017)

10.18†
Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.19†
Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to BGC Partners, Inc.’s Annual Report on Form 10‑K filed with the SEC on February 28, 2017)

10.20†
Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.21†
Deed of Amendment, dated July 12, 2023, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 13, 2023)

10.22
Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.23†	BGC Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.24†	BGC Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.25
Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.26**
Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.27
Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P. (incorporated by reference to Exhibit 10.6 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018)

10.28**
Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title
10.29**
Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.30
Second Amendment, dated as of March 10, 2023, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2023)

10.31
Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.32
Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.33
Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.34
Second Amendment, dated as of March 8, 2024, to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018 and as assumed by BGC Group, Inc. as of October 6, 2023, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024)

10.35
Third Amendment, dated as of June 7, 2024, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P., to the Credit Agreement, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P., dated as of March 19, 2018, as amended as of August 16, 2018, assumed by BGC Group, Inc. as of October 6, 2023, and amended as of March 8, 2024 (incorporated by reference to Exhibit 10.2 BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.36
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.37
Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.38
First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.39
Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to BGC Partners, Inc.’s Annual Report on Form 10‑K filed with the SEC on March 1, 2021)

10.40
Assignment and Assumption Agreement, dated as of October 6, 2023, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., relating to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.41*
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

Exhibit Number	Exhibit Title
10.43
First Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2024, by and among BGC Group, Inc., as the Borrower, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024)

10.44†
Amended and Restated Employment Agreement dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.'s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.45†
Amended and Restated Bonus Letter, dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.46†
Amended and Restated Employment Agreement, dated February 18, 2025, by and between JP Aubin and BGC Brokers L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.'s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.47†
Amended and Restated Consultancy Contract, dated February 18, 2025, by and between JP Aubin and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.48†
Deed of Amendment, dated February 18, 2025, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.5 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

19.1	BGC Group, Inc. Insider Trading Policy

21.1	List of subsidiaries of BGC Group, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	BGC Group, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101
The following materials from BGC Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document

104	The cover page from this Annual Report on Form 10‑K, formatted in inline XBRL (included in Exhibit 101)

ITEM 16.    FORM 10‑K SUMMARY
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K for the fiscal year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2025.

BGC Group, Inc.
By:	/S/ SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant, BGC Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/S/ SEAN A. WINDEATT	Co-Chief Executive Officer	March 3, 2025
Sean A. Windeatt	( Co-Principal Executive Officer)

/S/ JOHN J. ABULARRAGE	Co-Chief Executive Officer	March 3, 2025
John J. Abularrage	( Co-Principal Executive Officer)

/S/ JP AUBIN	Co-Chief Executive Officer	March 3, 2025
JP Aubin	( Co-Principal Executive Officer)

/S/ JASON W. HAUF	Chief Financial Officer	March 3, 2025
Jason W. Hauf	(Principal Financial and Accounting Officer)

/S/ STEPHEN M. MERKEL	Chairman of the Board of Directors	March 3, 2025
Stephen M. Merkel

/S/ BRANDON LUTNICK	Director	March 3, 2025
Brandon Lutnick

/S/ LINDA A. BELL	Director	March 3, 2025
Linda A. Bell

/S/ WILLIAM D. ADDAS	Director	March 3, 2025
William D. Addas

/S/ DAVID P. RICHARDS	Director	March 3, 2025
David P. Richards

/S/ ARTHUR U. MBANEFO	Director	March 3, 2025
Arthur U. Mbanefo

[Signature page to the Annual Report on Form 10‑K for the period ended December 31, 2024 dated March 3, 2025.]

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$70	$29
Investments in subsidiaries	643,778	753,357
Receivables from related parties	13,242	12,744
Notes receivable from related parties	1,323,458	1,124,589
Other assets	255,085	139,140
Total assets	$2,235,633	$2,029,859
Liabilities and Stockholders’ Equity
Accounts payable, accrued and other liabilities	$13,668	$20,187
Notes payable and other borrowings	1,323,458	1,124,589
Total liabilities	1,337,126	1,144,776
Commitments, contingencies and guarantees (Note 2)
Total stockholders’ equity	898,507	885,083
Total liabilities and stockholders’ equity	$2,235,633	$2,029,859
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Revenues:
Other revenues	$1,062	$394	$797	$263
Interest and dividend income	81,066	17,528	30,700	53,652
Total revenue	82,128	17,922	31,497	53,915
Expenses:
Interest expense	81,066	17,528	30,700	53,652
Total expenses	81,066	17,528	30,700	53,652
Income from operations before income taxes	1,062	394	797	263
Equity income (loss) of subsidiaries	58,426	(6,397)	(9,767)	42,207
Provision (benefit) for income taxes	(67,500)	(42,994)	(8,244)	(6,242)
Net income (loss) available to common stockholders	$126,988	$36,991	$(726)	$48,712
Per share data:
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$121,215	$34,796	$(726)	$48,712
Basic earnings (loss) per share	$0.26	$0.08	$0.00	$0.13
Basic weighted-average shares of common stock outstanding	473,390	426,436	383,528	371,561
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$121,268	$34,669	$(726)	$63,479
Fully diluted earnings (loss) per share	$0.25	$0.07	$0.00	$0.13
Fully diluted weighted-average shares of common stock outstanding	479,142	489,989	383,528	499,414
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Net income (loss) available to common stockholders	$126,988	$36,991	$(726)	$48,712
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(21,267)	2,546	4,303	(4,883)
Total other comprehensive (loss) income, net of tax	(21,267)	2,546	4,303	(4,883)
Comprehensive income attributable to common stockholders	$105,721	$39,537	$3,577	$43,829
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023	Year Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$126,988	$36,991	$(726)	$48,712
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	1,166	774	1,461	2,801
Equity (income) loss of subsidiaries	(126,988)	(36,991)	726	(48,712)
Deferred tax (benefit) expense	(67,500)	(51,527)	—	(20,341)
Decrease (increase) in operating assets:
Investments in subsidiaries	384,934	207,931	(552)	55,706
Receivables from related parties	(498)	(12,744)	253	878
Notes receivable from related party	(196,192)	(1,124,589)	(348,040)	(2,801)
Other assets	(48,445)	(87,613)	3,836	(1,052)
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	(6,517)	20,191	3,568	(5,750)
Net cash provided by (used in) operating activities	66,948	(1,047,577)	(339,474)	29,441
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	(180,000)	—	—	—
Repayment of loan to related parties	180,000	—	—	—
Net cash provided by (used in) investing activities	—	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	(33,800)	(9,360)	(7,558)	(14,859)
Repurchase of Class A common stock	(262,211)	(66,778)	(46,481)	(103,888)
Issuance of senior notes, net of deferred issuance costs	494,989	884,781	346,579	—
Redemption of equity awards	—	(155)	(1,043)	—
Repayments of senior notes	(255,526)	—	—	—
Unsecured revolving credit agreement borrowings	470,564	239,033	—	—
Unsecured revolving credit agreement repayments	(515,000)	—	—	—
Repayment of short-term borrowings from related parties	(275,000)	—	—	—
Issuance of short term borrowings from related parties	275,000	—	—	—
Distributions from subsidiaries	33,800	—	47,861	89,234
Proceeds from dividend reinvestment plan	277	85	84	90
Net cash provided by (used in) financing activities	(66,907)	1,047,606	339,442	(29,423)
Net increase (decrease) in cash and cash equivalents	41	29	(32)	18
Cash and cash equivalents at beginning of period	29	—	49	31
Cash and cash equivalents at end of period	$70	$29	$17	$49
Supplemental cash information:
Cash paid (refund) during the period for taxes	$(5)	$—	$9,581	$5,269
Cash paid during the period for interest	78,448	10,702	26,404	49,375
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$—	$—	$45,868	$34,889
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	8,519	4,514	2,761	2,710
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
NOTES TO FINANCIAL STATEMENTS
1.Organization and Basis of Presentation
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group, Inc.(Successor) became the public holding company for, and successor to, BGC Partners, Inc. (Predecessor), and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” The accompanying Parent Company Only Financial Statements of BGC Group, Inc. should be read in conjunction with the Consolidated Financial Statements of BGC Group, Inc. and subsidiaries and the notes thereto.
For the year ended December 31, 2024, the Company declared and paid cash dividends of $0.07 per share to BGC Class A and Class B common stockholders. For both years ended December 31, 2023 and 2022, the comparable cash dividend amounts were $0.04 per share.
2.Commitments, Contingencies and Guarantees
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement was guaranteed by the Parent Company and incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2024. As of December 31, 2023, BGC Partners had no borrowings related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2023 was nil. BGC Partners recorded interest expense related to this secured loan arrangement of nil, nil and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement was guaranteed by the Parent Company and incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2024. As of December 31, 2023, BGC Partners had no borrowings related to this secured loan arrangement. The book value of the fixed assets pledged as of December 31, 2023 was $0.3 million. BGC Partners recorded interest expense related to this secured loan arrangement of nil, nil and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
3.Notes Payable and Other Borrowings
Exchange Offer
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

On October 19, 2023, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of the replacement market-making resale registration statement described under “—6.600% Senior Notes” below.
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement bear interest based on either SOFR or a defined base rate plus additional margin. On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all of the rights and obligations of BGC Partners under the Revolving Credit Agreement and has become the borrower thereunder. On April 26, 2024, the Company amended and restated the Revolving Credit Agreement to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. On December 6, 2024, the Company amended the amended and restated Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement, as amended, are substantially unchanged.
As of December 31, 2024, there were $195.8 million borrowings outstanding, net of deferred financing costs of $4.2 million under the Revolving Credit Agreement. As of December 31, 2023, there were $239.2 million of borrowings outstanding, net of deferred financing costs of $0.8 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the years ended December 31, 2024 and 2023 was 6.99% and 7.07%, respectively. BGC Group recorded interest expense of $12.2 million and $4.4 million related to the Revolving Credit Agreement for the years ended December 31, 2024 and 2023, respectively. BGC Group did not record any interest expense related to the Revolving Credit Agreement for the year ended December 31, 2022.
BGC Partners did not record any interest expense related to the Revolving Credit Agreement for the year ended December 31, 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $6.9 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively.
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $14.5 million and $25.5 million for the years ended December 31, 2023 and 2022, respectively.

3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. The BGC Partners 3.750% Senior Notes are general unsecured obligations of BGC Partners. The BGC Partners 3.750% Senior Notes bore interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The BGC Partners 3.750% Senior Notes matured on October 1, 2024. BGC Partners was able to redeem some or all of the BGC Partners 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 3.750% Senior Notes). The initial carrying value of the BGC Partners 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 3.750% Senior Notes accreted up to the face amount over the term of the notes.
As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 3.750% Senior Notes became effective. The BGC Group 3.750% Senior Notes matured on October 1, 2024 and bore interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2024. BGC Group was able to redeem some or all of the BGC Group 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 3.750% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 3.750% Senior Notes) occurred, holders could have required BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.
Following the closing of the Exchange Offer, $44.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes remained outstanding.
On October 1, 2024, BGC Group repaid the principal plus accrued interest on the BGC Group 3.750% Senior Notes. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $7.9 million and $2.6 million for the years ended December 31, 2024 and 2023. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the year ended December 31, 2022. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $9.5 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively.
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

The carrying value of the BGC Group 4.375% Senior Notes was $287.5 million as of December 31, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $13.3 million and $3.3 million for the years ended December 31, 2024 and 2023. BGC Group did not record interest expense related to the BGC Group 4.375% Senior Notes for the year ended December 31, 2022. The carrying value of the BGC Partners 4.375% Senior Notes was $11.8 million as of December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $10.5 million and $13.8 million for the years ended December 31, 2023 and 2022, respectively.
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
The carrying value of the BGC Group 8.000% Senior Notes was $344.6 million as of December 31, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $28.5 million and $7.1 million for the years ended December 31, 2024 and 2023, respectively. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $10.0 million for the year ended December 31, 2023.
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

On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s other affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
The carrying value of the BGC Group 6.600% Senior Notes was $495.5 million as of December 31, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $18.9 million for the year ended December 31, 2024.
BGC Credit Agreement with Cantor
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. There were no borrowings by the Company under the BGC Credit Agreement as of December 31, 2024. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the year ended December 31, 2024. The Company did not record any interest expense related to the BGC Credit Agreement during the years ended December 31, 2023 and 2022. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included in Part I, Item 7 of this Annual Report on Form 10-K for additional information related to these transactions.