Form 10-K/A
period 2024-12-31
BGC Group, Inc.
filed 2025-04-30
CIK 1094831

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Class A Common Stock, par value $0.01 per share	378,485,575 shares
Class B Common Stock, par value $0.01 per share	109,452,953 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

BGC Group, Inc.

2024 FORM 10-K/A ANNUAL REPORT

i

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

On March 3, 2025, BGC filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2025 annual meeting of stockholders will be filed by April 30, 2025 (i.e., within 120 days after the end of the Company’s 2024 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2025 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 3, 2025, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (the “Board”) is currently composed of six members. Information with respect to our directors is set forth below.

INFORMATION ABOUT OUR DIRECTORS

Name	Age	Director Since	Biographies
Stephen M. Merkel	66	2025	Mr. Merkel has been a director of our Company since February 2025 and serves as Chairman of our Board. Mr. Merkel has served as our Executive Vice President and General Counsel since 2001. He is also on the board of directors of our Fenics Market Exchange, LLC (“FMX”) business. Mr. Merkel is Executive Vice Chairman, Executive Managing Director, and General Counsel for the Cantor Fitzgerald, L.P. (“Cantor”) group of companies, including Cantor, which is our parent, CF Group Management, Inc. (“CFGM”), which is also our parent, and Cantor Fitzgerald & Co (“CF&Co”). He has served as Newmark Group, Inc.’s (“Newmark”) Chief Legal Officer and Executive Vice President since 2019. CF&Co and Newmark are our affiliates. Since 2025, Mr. Merkel has served as a director of Newmark and as Chairman of Newmark’s board of directors. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to BGC’s and Newmark’s operating partnerships and subsidiaries, as applicable. Prior to joining Cantor in 1993, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co., dedicated to the J. Aron Division, and prior to that, he was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Prior to that, he was a law clerk for the Honorable Irving R. Kaufman of the U.S. Court of Appeals for the Second Circuit. Mr. Merkel received a Bachelor’s degree with a major in History and Sociology of Science from the University of Pennsylvania and received his law degree from the University of Michigan Law School.

Brandon G. Lutnick	27	2025	Mr. Brandon G. Lutnick (“Mr. B. Lutnick”) has been a director of our Company since February 2025. Mr. B. Lutnick is Chief Executive Officer and Chairman of Cantor and our affiliate Cantor Fitzgerald Securities, and Chief Executive Officer of CFGM. Mr. B. Lutnick joined Cantor in 2022 and most recently has worked in the Office of the Chairman, managing strategy and overseeing other special projects relating to Cantor and its affiliates. Since 2024, Mr. B. Lutnick has also served as the Chairman and Chief Executive Officer of Cantor’s special purpose acquisition companies, commonly referred to as SPACs, including our affiliates Cantor Equity Partners, Inc. and Cantor Equity Partners I, Inc. Mr. B. Lutnick joined Cantor in 2022 in equity sales and trading. Prior to his positions at Cantor, Mr. B. Lutnick began his career as a Credit Analyst at Oak Hill Advisors, L.P. In 2021, B. Lutnick graduated from Stanford University with a Bachelor’s degree in Symbolic Systems. Mr. B. Lutnick is the son of our former Chairman and Chief Executive Officer, Mr. Howard W. Lutnick.

Linda A. Bell	66	2013	Dr. Bell has been a director of our Company since July 2013. Dr. Bell is currently the Claire Tow Professor of Economics and Provost Emerita of Barnard College, Columbia University, which she previously served as Provost and Dean of Faculty since 2012. Prior to joining Barnard, Dr. Bell was the Provost and John B. Hurford Professor of Economics at Haverford College from 2007 to 2012 and a member of the faculty since 1992. Prior to her tenure at Haverford, Dr. Bell held visiting faculty appointments at Stanford University; the University of California, San Diego; the John F. Kennedy School of Government at Harvard University; and the Woodrow Wilson School of Public Administration at Princeton University and has taught at the Leonard N. Stern School of Business at New York University. Dr. Bell has also served as a research fellow at the Institute for the Study of Labor (IZA) in Bonn, Germany since 2003, and as a senior consultant for the labor practice group of the National Economic Research Associates since 2006. Dr. Bell holds a Ph.D. in Economics from Harvard University.

David P. Richards	72	2017	Mr. Richards has been a director of our Company since December 2017. Mr. Richards is the Chairman of Prodrive Holdings Ltd., a British motorsport and advanced engineering group, a position in which he has served since the firm’s founding in 1984. He previously served as Chairman of Aston Martin Lagonda Ltd., a British manufacturer of luxury sports cars, from 2007 until 2013, and as a non-executive director of BGC European GP Limited from May 2009 until June 2017. Mr. Richards currently serves in the role of Chairman of the U.K. governing body of the Motor Sports Association. In December 2023, Mr. Richards was appointed as Chairman of the Board of Trustees at the FIA Foundation, an international charity focused on issues in the automotive world. Mr. Richards previously served as a director of Phytome Life Sciences, a U.K. plant-based medical research company from 2019 to 2023. In the 2005 Queen’s New Year’s Honours, Mr. Richards was made a Commander of the British Empire (“CBE”) for his services to motorsport. Mr. Richards attended Brynhyfryd School in North Wales followed by five years of articles with a Liverpool firm of chartered accountants. He holds honorary doctorates and fellowships from the Universities of Wales, Coventry, Warwick and Cranfield.

Arthur U. Mbanefo	58	2021	Mr. Mbanefo has been a director of our Company since October 2021. Since January 2023, Mr. Mbanefo has been the Managing Partner of Phoenix Merchant Partners LP, a merchant banking and private credit business, where he previously served in the same role from September 2019 until February 2020. From February 2020 to June 2022, Mr. Mbanefo was the Chief Investment Officer and Head of Principal Business and Asset Management for ORIX Corporation USA, the U.S. subsidiary of ORIX Corporation, a publicly owned, Tokyo-based international financial services company. In this role, he led investments across private equity, private credit and real estate, with a focus on the U.S. middle market. He was also an Advisory Director of the Board of ORIX Corporation USA. Mr. Mbanefo served as the Chief Investment Officer of Barclays Bank PLC from March 2017 until June 2019 where he was responsible for all the investment of the balance sheet of Barclays Bank PLC across corporate and investment banking, markets, pension and asset management, cards and payments. Prior to this role, he was a Head of Markets at Barclays from September 2015 to February 2017 and a Managing Director at the firm in various market leadership roles from May 2009 to September 2015. Prior to Barclays, Mr. Mbanefo served as Chief Investment Officer and Chief Executive Officer of two alternative investment management firms. In addition, since May 23, 2022, he has been the Chairman of the advisory board of Datatailr Inc., a financial and data analytics and development firm, and since September 1, 2022, he has been a senior adviser to Banyan LLC, an e-commerce data solutions firm. Mr. Mbanefo graduated with a BSc with Honours from Loughborough University. He is also a Fellow Chartered Accountant.

William Addas	65	2023	Mr. Addas has been a director of our Company since July 2023. From 2008 to 2023, Mr. Addas held numerous senior positions at BofA Securities, Inc., including Co-Head of Global Financial Institutions Group from 2021 to 2023, Co-Head of Americas Financial Institutions Group from 2019 to 2021, and Head of Specialty Finance from 2018 to 2019. From 2003 to 2008, he was a Managing Director and Head of Financial Technology and Specialty Finance at Deutsche Bank. From 2005 to 2006, he served on the board of Delta Financial Corp., a residential mortgage company. From 1996 to 2003, he was a Managing Director at Credit Suisse and Donaldson, Lufkin & Jenrette, a U.S. investment bank. From 1993 to 1996, he served as a Director of NatWest Markets Securities, a U.S. based broker-dealer. From 1984 to 1992, he practiced as an attorney at Manatt, Phelps, Phillips, Rothenberg and Tunney, where he was an Associate and later a Partner, and Wasserstein Perella, where he was an Associate. Mr. Addas holds a Bachelor of Arts from Brandeis University, and a Juris Doctor from the George Washington University Law School.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by, and serve at the discretion of, our Board. In addition to Mr. Merkel, our General Counsel, who also serves as a member of the Board, our executive officers, their respective ages and positions, and certain other information with respect to each of them are as follows:

John J. Abularrage, 47, has served as our Co-Chief Executive Officer since February 18, 2025 and our Chief Executive Officer of the Americas since 2021. He has previously served as a Global Co-Head of Financial Services Brokerage from 2021 to 2025. Mr. Abularrage joined BGC Group in 2021, bringing more than 20 years of financial services experience to the business. Prior to BGC, Mr. Abularrage held various senior positions at TP ICAP plc, a financial services firm, from 2011 to 2021, including Chief Executive Officer of the Americas and Head of Global Brokering. Prior to that, Mr. Abularrage held positions at Collin Stewart, Inc. from 2000 to 2011 including Chief Executive Officer of North America and prior to that Head of Equities. In 1999, Mr. Abularrage graduated from Georgetown University McDonough School of Business with a Bachelor’s degree in Business Administration.

JP Aubin, 57, has served as our Co-Chief Executive Officer since February 18, 2025 and our Chief Executive Officer of EMEA since 2008. He has previously served as a Global Co-Head of Financial Services Brokerage from 2020 to 2025. Mr. Aubin joined BGC in 2005 and helped drive the company’s rapid expansion in Europe, which included the acquisitions of ETC Pollak in 2005 and Aurel BGC in 2006, of which he was made President in 2012. In 2008, Mr. Aubin was named Global Head for Listed Products. Prior to these positions, from 2008 to 2020, Mr. Aubin was an Executive Managing Director for BGC and from 2005 to 2008, Mr. Aubin was President of the Continental European region for BGC. Prior to his positions at BGC, Mr. Aubin began his career at the Viel-Tradition Group in 1999 after being part of the Barclays Bank student training program. After trading futures and options for 10 years in both London and Paris, he was promoted in 2000 to President and Global Head of Listed Products for Continental Europe. Mr. Aubin has been a member of the board of the French cultural organization Réunion des Musées Nationaux since 2015. In 2022, JP Aubin founded the JP Aubin Family Foundation, a charitable organization which focuses on providing children with access to museums and other cultural opportunities. In 2023, Mr. Aubin was awarded Commandeur des Arts et des Lettres. Mr. Aubin graduated in 1989 from the French business school Ecole d’Administration et de Direction des affaires (EAD) with a Master’s degree in economics.

Sean A. Windeatt, 51, has served as our Co-Chief Executive Officer since February 18, 2025 and our Chief Operating Officer since 2009. He has previously served as a Global Co-Head of Financial Services Brokerage from 2023 to 2025 and Chief Executive Officer of BGC Brokers, L.P. from 2012 to 2025. Prior to that, Mr. Windeatt served as our Interim Chief Financial Officer from 2018 until 2019. Prior to these positions, Mr. Windeatt was our Executive Managing Director and Vice President from 2007 to 2009 and served as a Director of our affiliate Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003. Mr. Windeatt also provides services to our operating partnerships and subsidiaries. Mr. Windeatt began his career at United Assurance in 1996. In 1996, Mr. Windeatt graduated from the University of Bedfordshire with a Bachelor’s degree in Business Administration (Finance).

Jason W. Hauf, 56, has been our Chief Financial Officer since June 6, 2022. Prior to his time at the Company, Mr. Hauf was at Exos Technology and Financial Partners, a private firm specializing in financial services for B2B institutional finance starting in 2017, and where he served as Managing Director and Chief Financial Officer from 2018 to 2022. Prior to his time at Exos, Mr. Hauf was Managing Director and Chief Financial Officer at Royal Bank of Scotland, Corporate and Institutional Banking Division, Americas and Vice President of AIG Financial Products Corp. He began his career at Coopers & Lybrand, where he was a Manager. Mr. Hauf holds a Bachelor of Science in Accounting from the University of Delaware.

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

Recent Board of Directors and Executive Officers Changes

On February 18, 2025, Howard W. Lutnick (“Mr. H. Lutnick”) was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. H. Lutnick stepped down as Chairman of the Board and Chief Executive Officer. On the same day, the Board appointed Mr. B. Lutnick, son of Mr. H. Lutnick, to serve as a member of the Board. Additionally, the Board appointed our Executive Vice President and General Counsel, Mr. Stephen M. Merkel to serve as a member of the Board and as Chairman of the Board and the Board appointed Messrs. John A. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers and as the Principal Executive Officers of the Company following Mr. H. Lutnick’s departure.

Meetings and Committees of Our Board of Directors

Our Board held 15 meetings during the year ended December 31, 2024. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2024, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member, except Mr. Mbanefo, who attended 100% of the meetings of the Board and more than 90% of all meetings of the committees of which he is a member. In addition to regular committee meetings, which are indicated below, the independent directors of the Board held 38 joint or special project committee meetings in 2024.

Audit Committee

Our Board has an Audit Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, all of whom qualify as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Mbanefo serves as chair. The members of the Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees. Each of Messrs. Richards, Mbanefo and Addas is an independent director who has been determined to be an audit committee financial expert. The Committee operates pursuant to an Audit Committee Charter, which is available at www.bgcg.com/esg/governance under the heading “Audit Committee Charter” or upon written request from BGC free of charge.

Our Audit Committee selects our independent registered public accounting firm (our “Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”), and administers our Whistleblower Complaint and Investigation Policy (“Whistleblower Policy”), including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee held 14 meetings during the year ended December 31, 2024.

During 2024, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) as our Auditors for the year ending December 31, 2024. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2024, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

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

The Compensation Committee operates pursuant to a Compensation Committee Charter, which is available at www.bgcg.com/esg/governance under the heading “Compensation Committee Charter” or upon written request from BGC free of charge. The Committee held 11 meetings during the year ended December 31, 2024.

ESG Committee

Our Board also has an Environmental, Social and Governance (“ESG”) Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, each of whom qualifies as “independent” in accordance with the published listing requirements of Nasdaq. Mr. Mbanefo serves as chair. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic reviews of ESG practices and policies, to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at www.bgcg.com/esg/governance under the heading “Environmental, Social and Governance Committee Charter” or upon written request from us free of charge. The Committee held six meetings during the year ended December 31, 2024.

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

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Mr. B. Lutnick is qualified based on his business experience and brokerage experience, Mr. Merkel is qualified based on his extensive business and legal experience and prior public company service, Dr. Bell is qualified based on her experience as a university academic manager, as an academic researcher and professor in economics, and as a former director of a fully electronic exchange, Mr. Richards is qualified based on his global business experience and his status as an audit committee financial expert, and Messrs. Mbanefo and Addas are qualified as a result of their broad experience in the financial services industry, their general business experience, and their status as audit committee financial experts.

The director qualifications matrix below summarizes some of the key attributes that the Board has identified as particularly valuable to the effective oversight of the Company and the execution of the Company’s corporate strategy. This director qualifications matrix is not intended to be an exhaustive list of each of the director’s skills or contributions to the Board.

Skills and Experience	Merkel	B. Lutnick	Bell	Richards	Mbanefo	Addas
Business Operations	X	X	X	X	X	X
Finance/Accounting	X	X	X	X	X	X
Risk Management	X	X	X		X	X
Global Business	X	X	X	X	X	X
Human Capital Management	X		X			X
M&A	X	X			X	X
Other Public Company Board Service and Governance	X	X				X
Environmental	X		X	X	X	X
Global Financial Markets	X	X	X		X	X
Brokerage	X	X			X	X
Regulatory	X		X
Innovation and Strategy	X	X	X	X	X	X
Ethics and Integrity	X	X	X	X	X	X
Senior Leadership/CEO	X	X	X	X	X	X
Technology/Information Security	X		X

Chairman of the Board

Our Board has determined that in light of the current ownership structure of the Company and Mr. Merkel’s experience and deep leadership experience with the Company, having a non-executive Chairman of the Board is not efficient or appropriate for our Company. Additionally, our Board does not have a lead independent director for the same reasons.

We believe that the Company and its stockholders are currently best served by having Mr. Merkel, our General Counsel, serve as Chairman of the Board. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of independent, active and effective directors. Four of our current six directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Merkel is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, the strong leadership of our independent directors and Board committees, and our highly effective corporate governance structures and processes.

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

Executive Sessions

In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of the non-independent directors.

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend annual meetings of stockholders of the Company. At the 2024 annual meeting of stockholders, held on September 16, 2024, all of the Company’s directors were in attendance.

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

Our Board and the Audit Committee receive periodic reports regarding the Company’s cybersecurity and information security risks from the Chief Information Security Officer (“CISO”), the Chief Information Officer (“CIO”) and our Global Chief Information Officer as applicable. Material events and updates related to such risks are reported to the full Board and Audit Committee annually and on an ad hoc basis where warranted, including based on the level of materiality of any cybersecurity incidents as determined by the incident reporting and escalation process led by our CISO and CIO. Our processes are regularly evaluated by internal and external experts, with the results of those reviews reported to senior management and, where appropriate, the Board and Audit Committee.

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

Our succession discussions were particularly relevant in 2024, as in November 2024, Mr. H. Lutnick was nominated as the 41st U.S. Secretary of Commerce. Mr. H. Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all his positions with BGC and as Chairman of the Board. Our Board has elected Mr. B. Lutnick and Mr. Merkel to join our Board of Directors and Mr. Merkel to serve as Chairman of the Board. Mr. Windeatt became Co-Chief Executive Officer along with Mr. John Abularrage and Mr. JP Aubin, our former Co-Heads of Brokerage. Messrs. Windeatt, Abularrage and Aubin also serve as Co-Principal Executive Officers of the Company. See “—Recent Board of Directors and Executive Officers Changes” above.

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

Our Board-level ESG Committee provides oversight with respect to our ESG, corporate responsibility and sustainability policies and practices. The ESG Committee charter may be found on our website at www.bgcg.com/esg/governance under the heading “Environmental, Social and Governance Committee Charter.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.

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

Performance-Based and Highly Retentive Compensation Structure

Many of our key brokers, salespeople, managers, technology professionals and other front office professionals have a substantial amount of their own capital invested in our business, aligning their interests with our stockholders. We believe that our emphasis on equity-based compensation promotes alignment of interest with shareholders, recruitment, and motivation of our brokers and employees. Virtually all of our executives and front-office employees have equity stakes in the Company and generally receive grants of deferred equity as part of their compensation. We believe that by having investments in us, our executives and key brokers and other employees feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. As of December 31, 2024, our employees, executive officers and directors, including our former CEO Mr. H. Lutnick, individually owned approximately 12% of our equity, on a fully diluted basis. See the organizational chart under the heading “Item 1, Business – Our Organizational Structure” in the Original Form 10-K for more information.

We currently issue restricted stock units (“RSUs”), as well as other forms of equity-based compensation, to provide liquidity to our employees, to align the interests of our employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth. These awards contain vesting schedules which we consider to be highly retentive, that vary based upon compensation level and role, and in most cases are largely dependent upon continued service.

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

Retentive Nature of Equity Awards

We consider our RSUs and restricted stock awards (“RSAs”) to be highly retentive due to the vesting and forfeiture provisions relating to these awards, which have long-term vesting provisions conditioned upon, among other things, continued service through the vesting date.

Compensation Recovery/Clawback Policy

The Company has adopted a compensation recovery policy (“Clawback Policy”) for its executive officers, effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to compensation received by the Company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information (“Incentive-Based Compensation”). The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or purely based on subjective goals or goals unrelated to financial reporting measures.

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

Global Charity Day

Never has our relationship with our people and others been so evident as on September 11, 2001. Following the devastating attack on our headquarters at the World Trade Center on that day, our former Chairman and CEO, Mr. Howard W. Lutnick, and our surviving employees and our affiliates created The Cantor Fitzgerald Relief Fund (“Cantor Relief Fund”) to take care of the families of the 658 colleagues and friends who perished on that day. We and our affiliates committed 25% of profits for five years and committed to pay for 10 years of healthcare for the families of those we lost.

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

As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full and part-time regular employees are eligible to utilize one paid workday (one whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice.

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

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and ESG Committees of our Board, our Insider Trading Policy, our Policy on Hedging (“Hedging Policy”), our Clawback Policy, and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

●	Independence of a majority of the members of the Board;

●	Only independent directors serve on each committee;

●	Annual independence review of independent outside directors;

●	Diverse array of personal characteristics and professional experience of the Board;

●	Strict ethical and other criteria for membership on the Board;

●	Annual election of each member of the Board — we do not have a classified (“staggered”) Board;

●	Annual evaluation of the performance of our Co-Chief Executive Officers;

●	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

●	Periodic executive sessions of independent directors;

●	Detailed processes and review of all related party transactions and required approval by independent directors;

●	Access of the Board and its committees to management and ability to retain outside independent advisors;

●	Insider Trading Policy, including prohibitions against trading while in possession of material, non-public information;

●	Prohibitions against hedging;

●	Clawback Policy for Incentive-Based Compensation;

●	The ability of our Board to accept the required resignation of a director who fails to obtain a majority vote for election;

●	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

●	A prohibition on personal loans to directors and executive officers;

●	Requirement for directors to inform the Board of changes in their principal job responsibilities;

●	Limits on the service of directors and executive officers on other public company boards;

●	Director orientation and continuing education;

●	Annual self-assessments of the performance of our Board and its committees and individual directors;

●	Annual review of our corporate governance policies and practices;

●	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust Whistleblower Policy — completely confidential and with a whistleblower hotline available 24/7;

●	Diversified mix of cash and short- and long-term equity awards designed to be highly retentive and risk appropriate and to align the interests of our executive officers with those of our stockholders;

●	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

●	Robust global annual review and oversight of Code of Ethics responses;

●	Succession planning and management development of executive officers and potential senior managers having significant responsibility for business areas;

●	Annual stockholder say-on-pay votes;

●	Annual ratification of the appointment of our independent registered public accounting firm; and

●	Our Board-level ESG Committee.

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

Whistleblower Complaint and Investigation Policy

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

Employees are reminded of the Whistleblower Policy at least annually and information is provided in more than a dozen local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our Whistleblower Policy is publicly available on our website at www.bgcg.com/esg/governance under the heading “Whistleblower Complaint and Investigation Policy.”

Code of Business Conduct and Ethics

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in multiple local languages, and training and certifications are conducted annually worldwide using our online training platform. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at www.bgcg.com/esg/governance/ under the heading “Code of Business Conduct and Ethics.”

Compliance and Anti-Financial Crime Program Policy Statement

We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing, anti-fraud and anti-market abuse. We are also committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption. Further information on this policy can be found on our website at www.bgcg.com/esg/governance under the heading “Compliance and Anti-Financial Crime Program Policy Statement.”

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

Global Anti-Bribery and Corruption Policy Statement

We have a specific global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines “Bribery and Corruption” and provides for management and Board oversight. Further information on this policy can be found on our website at www.bgcg.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy Statement.”

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

Cybersecurity Program Policy Statement

We are committed to combating the global threat of cyberattacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cybersecurity risks, vulnerabilities, mitigations, and threats. These processes are managed by our cybersecurity team headed by our CISO and supported by our business continuity teams. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. Further information on these processes can be found on our website at www.bgcg.com/esg/governance under the heading “Cybersecurity Program Policy Statement.” Further information on our cybersecurity risk management strategy and the role of our Board and management in cybersecurity matters can be found in Part I, Item 1C, Cybersecurity of the Original 10-K.

Data Privacy Program Policy Statement

We have a global data privacy policy statement applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at www.bgcg.com/esg/governance under the heading “Data Privacy Program Policy Statement.”

Insider Trading Policy

We have an Insider Trading Policy applicable to transactions by, among others, our directors, officers and employees, in BGC or Newmark equity securities (“Covered Equity Securities”) and transactions in other companies’ securities, which prohibits trading while in possession of material, non-public information about BGC, Newmark or other companies. Additionally, all trades involving Covered Equity Securities must be disclosed to the Company’s compliance department before such trades are made. The Insider Trading Policy states that it is our policy to comply with all applicable securities and other laws and regulations when engaging in transactions in Covered Equity Securities or the securities of other companies.

Additionally, under the Insider Trading Policy, we have pre-clearance procedures and processes for transactions in Covered Equity Securities that all our directors, executive officers, and other designated persons. Under these procedures and processes, such persons’ transactions in Covered Equity Securities are subject to pre-clearance through our legal and compliance department. Persons subject to pre-clearance requirements are also required to receive approval in advance of entering into or modifying any trading plans designed to be compliant with Rule 10b5-1 under the Exchange Act. Further information can be found on our website at www.bgcg.com/esg/governance under the heading “Insider Trading Policy.”

Hedging Policy

We have a Hedging Policy with respect to equity securities issued by BGC. In this regard, we prohibit our directors, officers, and employees, including leased employees, brokers and independent contractors, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of equity securities issued by BGC held by such persons, except with the explicit approval of our Audit Committee or its designees. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than the Company are not covered under the Hedging Policy. Further information can be found on our website at www.bgcg.com/esg/governance under the heading “Policy Statement on Hedging.”

Additional ESG/Sustainability Information

To learn more about our policies and practices and our continuing efforts related to Human Capital Management, ESG and sustainability matters, please refer to the ESG and sustainability section of our website at www.bgcg.com/esg and to our periodic reports filed under the Exchange Act for further information. You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Insider Trading Policy, Hedging Policy, information about our charitable initiatives and other ESG and sustainability policies and practices on our website.

The information contained on, or that may be accessed through, our websites or other websites referenced herein, is not part of, and not incorporated into, this Amendment.

STOCKHOLDER ENGAGEMENT

Our Board and management value the opportunity to engage with our stockholders and gain insight year-round on their views on a broad range of topics, including our strategy, financial performance, executive compensation, corporate governance, human capital management, and environmental and social goals. Our Board receives reporting on feedback from investors and stockholder voting results. In addition, our management routinely engages with investors at conferences and other forums. We also speak with proxy advisors to discuss, and receive feedback on, our governance practices and executive compensation programs. Feedback from investors informs our Board’s ongoing review of governance and compensation matters.

In recent years, we have also enhanced our engagement strategy through:

●	Information available on our website including SEC alerts, earnings transcripts, more detailed financial and operational disclosures in our investor presentations and supplemental Excel tables; and

●	Investor meetings, analyst and investor days, and conferences, including over 500 investor and analyst interactions in 2024.

In 2024 we reached out to institutions who collectively represented the majority of our shares held by active investors. These interactions covered topics including industry and business trends, strategic initiatives and acquisitions, changes to management and key personnel, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, ESG, corporate governance matters, board changes and composition, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

DELINQUENT SECTION 16(a) REPORTS

Under the securities laws of the United States, our directors, executive officers and any person beneficially owning more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us through the date hereof, other than as previously disclosed, the Company believes that all reports were filed on a timely basis.

CODE OF BUSINESS CONDUCT AND ETHICS AND

WHISTLEBLOWER PROCEDURES

Our Board has adopted a Code of Business Conduct and Ethics that applies to members of our Board, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at www.bgcg.com/esg/governance/ under the heading “Code of Business Conduct and Ethics.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our directors or executive officers, we intend to disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established the Whistleblower Policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at www.bgcg.com/esg/governance/ under the heading “Whistleblower Complaint and Investigation Policy.”

ITEM 11. EXECUTIVE COMPENSATION

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

In connection with the Corporate Conversion, our compensation structure was changed from a structure based on cash and partnership units in BGC Holdings to a structure based on cash and equity awards in BGC Group. Upon the closing of the Corporate Conversion, the Participation Plan was terminated and the BGC Holdings limited partnership agreement was terminated and the BGC Group Equity Plan became the sole vehicle for granting equity-based incentive compensation. Accordingly, we no longer use partnership units in BGC Holdings to compensate our employees and other service providers, and all of our equity-based compensation awards are granted under the BGC Group Equity Plan, including those awarded in payment of bonuses under the BGC Group Incentive Plan.

Upon the close of the Corporate Conversion, all equity-based awards and cash tax account awards (“Tax Accounts”) outstanding under the BGC Partners Equity Plan were assumed by BGC Group as awards under the BGC Group Equity Plan with the same terms and conditions that were applicable prior to the Corporate Conversion. All outstanding BGC Holdings limited partnership units, including those held by our executive officers as set forth below, were substituted with awards under the BGC Group Equity Plan, with terms and conditions as set forth in the Corporate Conversion Agreement. The details of these assumed and substitute awards are set forth below under “Compensation Discussion and Analysis— Compensation Actions Taken in Connection with the Corporate Conversion.”

Historical Discretionary and Retentive Partnership Opportunities Prior to the Corporate Conversion

Prior to the Corporate Conversion, to incentivize executive officers and hold them accountable to stockholders, our Compensation Committee used a variety of partnership units issued under the Participation Plan. The total number of BGC Holdings limited partnership units issuable under the Participation Plan was determined from time to time by our Board, provided that exchange rights or cash settlement awards relating to units were only granted pursuant to other stock-based awards granted under our Equity Plan. These partnership awards were granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants included NPSUs, along with PSUs and PPSUs for our U.S.-based executives and LPUs and PLPUs for our U.K.-based executives who have executed deeds of adherence to BGC Services (Holdings) LLP, a U.K. limited liability partnership (the “U.K. Partnership”). The Committee believed that the features of the units, coupled with the discretion of the Committee to grant the right of partnership distributions, exchangeability into shares of Class A common stock and various liquidity opportunities, created effective incentive awards for our executives. Until such units were made granted exchange rights such that they were exchangeable into a share of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units were generally forfeitable for any reason, subject to certain exceptions. We believe this incentivized performance given that except for certain units purchased by the partners, these partnership units were able to be redeemed for zero by the Committee at its discretion while in non-exchangeable form.

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

Prior to the Corporate Conversion and commencing with respect to the 2020 year-end compensation cycle, the executive officers received NPSUs, NPPSUs, NLPUs or, NPLPUs that were non-distribution earning initially and converted to distribution earning units 20% per year provided that the Company, inclusive of its affiliates, earned, in aggregate, at least $5,000,000 in gross revenues, and the executive officer met certain service conditions, for the calendar quarter in which the conversion was to occur. These units are designated with “-CV” following the unit type for internal purposes.

Executive officers in the U.K. also received certain LPUs (“LPU-NEWs”) and PLPUs (“PLPU-NEWs”) or certain non-distribution earnings NLPUs (“NLPU-NEWs”) and non-distribution earning NPLPUs (“NPLPU-NEWs”) that had certain employment-related conditions to the grant of exchangeability.

Over time, as compensation goals were met and our executives were awarded other incentives, the Compensation Committee from time to time chose, in its sole discretion, to grant an exchange right with respect to a PSU/LPU, thereby creating a potential liquidity event for the executive and creating value for accounting purposes. The life cycle of these units, as they evolved from NPSUs to shares of Class A common stock, provided the Committee and the Board with opportunities to retain and incentivize executives and employees in a tax-efficient and discretionary manner. Until non-exchangeable units were made exchangeable into a share of Class A common stock in connection with a grant of exchange rights or otherwise monetized at the discretion of the Committee, they were generally forfeitable for any reason, subject to certain exceptions.

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

In connection with the Separation, Newmark Holdings limited partnership interests, Newmark Holdings founding partner interests, Newmark Holdings working partner interests and Newmark Holdings limited partnership units were distributed to holders of BGC Holdings limited partnership interests, BGC Holdings founding partner interests, BGC Holdings working partner interests and BGC Holdings limited partnership units in proportion to such interests of BGC Holdings held by such holders immediately prior to the Separation. Executive officers of the Company who were holders of BGC Holdings limited partnership units received units of Newmark Holdings in connection with the Separation.

On November 30, 2018, BGC Partners completed its distribution (the “Spin-Off”) of all of the shares of Class A common stock and Class B common stock of Newmark held by BGC to BGC Partners’ stockholders as of the close of business on November 23, 2018 through a special pro rata stock dividend pursuant to which shares of Newmark’s Class A common stock held by BGC were distributed to holders of the Class A common stock of BGC and shares of Newmark’s Class B common stock held by BGC were distributed to holders of the Class B common stock of BGC. Following the Spin-Off, BGC no longer held any shares of Newmark.

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

U.S. generally accepted accounting principles (“GAAP”) compensation charges for all compensation paid by Newmark to Messrs. H. Lutnick and Merkel, including units and other equity awards acquired by them as a result of the Separation and Spin-Off, were taken by Newmark and appear in the Newmark compensation disclosures because such compensation relates to the issuer for which the services are rendered. Conversely, GAAP compensation charges with respect to compensation relating to Newmark units and other equity awards acquired by the other BGC executive officers, such as Mr. Windeatt, and by BGC’s independent directors, as a result of the Separation and Spin-Off are taken by BGC and appear in the BGC compensation disclosures because such executive officers (and independent directors) provide services to BGC and not to Newmark.

The Compensation Committee is aware that certain of our current and former executive officers, including Messrs. H. Lutnick and Merkel, may also receive or have received compensation from our affiliates, including Cantor and/or Newmark, but it generally does not specifically review the nature or amount of such compensation. The portion of Messrs. H. Lutnick’s and Merkel’s compensation paid directly by Newmark is reviewed and approved by the compensation committee of the Newmark board of directors.

COMPENSATION DISCUSSION AND ANALYSIS

Background

The following Compensation Discussion and Analysis describes the material elements of our executive compensation program for 2024, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee in January 2025, at which time 2024 year-end compensation decisions with respect to each of our executive officers were reviewed and approved.

Our principal executive officer for 2024 was our former Chief Executive Officer, Mr. Howard W. Lutnick, and our principal financial officer for 2024 was our Chief Financial Officer, Jason Hauf. Our other two executive officers for 2024 were Sean Windeatt and Stephen M. Merkel.

For 2022, 2023 and 2024, the compensation determined and approved by our Compensation Committee for BGC matters before and after our Corporate Conversion for Messrs. H. Lutnick, Hauf, Windeatt, and Merkel is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.

On February 18, 2025, Mr. H. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. H. Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company and as principal executive officer. Also on February 18, 2025, the Board appointed John Abularrage, JP Aubin, and Sean Windeatt as Co-Chief Executive Officers and Co-Principal Executive Officers of the Company, effective as of February 18, 2025. Messrs. Abularrage and Aubin were not executive officers for 2024 and are therefore not included in the tables under “Executive Compensation.”

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

Overview of Compensation and Processes

For 2024, executive compensation was composed of the following principal components: (i) a base salary, which was designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award under our Incentive Plan, that was intended to tie financial rewards to the achievement of our short- or longer-term performance objectives; and (iii) an incentive program under our Equity Plan, which was designed to promote the achievement of short- and long-term performance goals, and to align the long-term interests of our executive officers with those of our stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we may also restructure the existing compensation arrangements of our executive officers. We may also adopt various policies related to or in addition to such restructurings, including with respect to the acceleration of the lapse of restrictions on restricted stock or acceleration of the vesting of RSUs. We may also issue potential extraordinary grants to executive officers which could be based on performance measures, including stock price increase or other measures to be specified.

From time to time, we have also used employment agreements, change in control agreements, retention agreements, and other arrangements, including some with specified target or guaranteed bonus components, and extraordinary bonuses to attract, motivate and retain talented executives. Any such specific current arrangements with our executive officers are summarized under “Executive Compensation – Employment Agreements and Deeds of Adherence.”

Our Compensation Committee, with the assistance where appropriate of special project committees or advisors, approves and recommends to our Board that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers the Incentive Plan and the Equity Plan.

From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2024, Korn Ferry (the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at our peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2024. For 2024, the Committee and the Advisor also reviewed pay for performance considerations and metrics and other measures including GAAP and non-GAAP financial results, total revenues, total shareholder return, results and metrics of certain businesses such as Fenics, progress with respect to strategic transactions and acquisitions, growth in margins, growth in market share and penetration of certain businesses, strategy and management responsibility, challenges and risk management, and other specific line items and measures in order to review performance and consider compensation awards. The Committee reviewed the Company’s total revenues as a key performance measure for 2024. The Committee and the Advisor reviewed additional performance metrics and goals for 2024, including the market penetration of the Company’s products and businesses in new geographies or markets, strategic acquisitions, joint ventures, and dispositions, and strategic hires or retention of key employees in competitive market conditions and considered various discretionary factors. The Committee reviewed this data with no particular weighting toward any specific metric or other factor. While the Committee does take into consideration peer data and percentiles, the Committee does not attempt solely to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

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

In attempting to strike an appropriate balance, our Compensation Committee seeks to provide our executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan have focused on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, our Incentive Plan award opportunities provide for the exercise of discretion by the Committee to reduce, but not increase, amounts granted to our executive officers under the Incentive Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Incentive Plan in equity, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity.

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

We provide long-term incentives to our executive officers through grants of equity awards which include RSAs, RSUs and other equity grants under our Equity Plan, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award was granted or such other date that awards to executive officers are made generally. Historically, grants under our Equity Plan that have had vesting provisions have had time-based, rather than performance-based, vesting schedules, although the plan is flexible enough to provide for performance-based vesting schedules.

For compensation for fiscal year 2024 and historically in prior years, at or around the year-end, first quarter or second quarter Compensation Committee meetings, Mr. H. Lutnick, in his now-former roles as Chairman of the Board and Chief Executive Officer made compensation recommendations to the Committee with respect to the other executive officers. Such executive officers were not present at the time of these deliberations. The Committee has historically deliberated on compensation decisions with respect to all executive officers other than Mr. H. Lutnick in the presence of Mr. H. Lutnick, and separately in executive sessions with the Advisor as to all executive officers, including Mr. H. Lutnick, outside of the presence of Mr. H. Lutnick. With respect to the determination of compensation for executive officers, including historically for Mr. H. Lutnick, the Committee reviewed information from Mr. H. Lutnick as it deemed necessary or appropriate and the input from the Advisor, but ultimately the Committee made the sole determination of the compensation of all of our executive officers, including that of Mr. H. Lutnick during the periods where he served as an executive officer.

Going forward, we expect that the Co-Chief Executive Officers will make compensation recommendations with respect to the executive officers for the Compensation Committee’s consideration, and the Compensation Committee will continue to maintain the process of deliberation and will continue to make the sole determination of the compensation of our executive officers.

During the first half of each fiscal year, it has been the practice of our Compensation Committee to establish annual incentive performance goals or guidelines for executive officers under the Incentive Plan, with the Committee retaining discretion to determine any bonuses earned at the end of the year. In all cases, such performance measures relate to the performance of our executive officers at the Company and in the provision of services to our operating partnerships and subsidiaries. All executive officers in office at that time are eligible to participate in the Incentive Plan.

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

Our policy in recent years has generally been to award year-end grants to executive officer recipients by the end of the calendar year or in or shortly after the first quarter thereafter, with grants to non-executive employees occurring closer to the end of the first quarter of the following year. Grants, if any, to newly hired employees are generally effective on the first day of the quarter following the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

The exercise price of all exercisable equity-based compensation is set at the closing price of our Class A common stock on Nasdaq on the date of grant. With respect to limited partnership units prior to the Corporate Conversion and other equity-based awards in general, grants were made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant or other factors such as the number of outstanding units intended to receive exchange rights or distribution-earning rights.

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

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. Following the departure of Mr. H. Lutnick, the Committee has also granted joint authority to Messrs. Abularrage, Aubin, and Windeatt, our Co-Chief Executive Officers, to grant awards to non-executive officer employees of our Company under the Equity Plan and to establish sub-plans for such persons.

Retentive Nature of Equity Awards

We consider our RSUs to be highly retentive due to the long-term vesting and forfeiture provisions relating to these awards. These awards contain extended vesting schedules which we consider to be highly retentive and that vary based upon compensation level and role, which in most cases are largely dependent upon continued service.

Our executive officers currently hold much of their personal net worth in a combination of our equity-based awards in addition to stock held outright. Messrs. Merkel, Abularrage, Aubin, Windeatt and Hauf hold RSUs. As a result of the Corporate Conversion, our executive officers no longer hold any limited partnership units of BGC Holdings; however, Messrs. Hauf and Windeatt hold equity awards that are substitutes for the non-exchangeable limited partnership units of BGC Holdings that they held prior to the Corporate Conversion. Messrs. H. Lutnick and Merkel also hold partnership interests in Cantor, which through its and CFGM’s ownership of shares of our Class B common stock, controls approximately 65.4% of the total voting power of the outstanding BGC common stock as of April 1, 2025.

Tax and Accounting Treatment

Section 162(m) of the U.S. Internal Revenue Code of 1986 (the “Code”) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We do not currently expect that decisions relating to compensation will be significantly impacted by the limitations of Section 162(m) on a going-forward basis.

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

Prior to the Corporate Conversion, the BGC Partners Compensation Committee granted equity and partnership awards to our executive officers in a variety of ways under the BGC Partners Compensation Plans, including restricted stock, RSUs, exchange rights, cash settlement awards, options and other equity grants under the BGC Partners Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted. Currently, our Compensation Committee may grant equity awards to our executive officers in a variety of ways under the BGC Group Compensation Plans, including RSUs, RSAs, cash awards, options and other equity awards under our Equity Plan. Grants of such awards may have different accounting and tax treatments and may be reported differently in the compensation tables and related narratives depending on the type of award granted and how and when it is granted.

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

Compensation Recovery/Clawback Policy

The Company adopted the Clawback Policy for its executive officers effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to Incentive-Based Compensation. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy applies to Incentive-Based Compensation and not to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

2024 Compensation Actions Taken by the Compensation Committee

The compensation approved by our Compensation Committee and paid to our executive officers for 2024 is described in full in our Summary Compensation Table herein and the footnotes thereto. Below are descriptions of the various considerations and actions taken by our Compensation Committee for the determination of year-end compensation for our executive officers.

Consideration of Peer Data for 2024 and Other Factors

As part of its compensation process, in addition to qualitative and strategic factors, the Compensation Committee considered various peer, financial and market metrics by reviewing the latest public financial information available at the time as compared with the disclosed growth of these same metrics for BGC’s traditional public peers, Compagnie Financière Tradition SA and TP ICAP Group plc, compared to the prior year. These metrics included total consolidated revenue, year-to-date share price and market capitalization changes, cumulative 1, 3, and 5-year total shareholder return, changes in margins, and other financial measures including financial results and metrics of certain businesses such as Fenics, and growth in market share and penetration of certain of our businesses. The Committee also reviewed the year-on-year growth of the Company’s inter-dealer broker market share as compared to its peers over the same time frame. The data indicated that growth in our total consolidated revenue outpaced industry peers over the time periods presented and change in growth in our share price outperformed our peer group in the aggregate over the prior 5-year period as presented.

Performance data, including both financial and market data, are often reviewed by the Committee as presented by management and by the Advisor. As part of its compensation process, the Committee reviewed this peer data broadly and as part of its mix of factors, with no particular weighting toward any specific metric or other factor. Further, as discussed under “— Overview of Compensation and Processes,” while we use market data from peer companies as a reference point for evaluating our executive compensation program among other qualitative and quantitative factors, we do not benchmark against any specific compensation level or metric.

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

For each of the executive officers, for 2024 the Company allocated and paid an appropriate portion of their cash and equity-based compensation in respect of their approximate time spent on BGC matters and specifically allocated such compensation to BGC, as appropriate and applicable.

In 2024, Messrs. H. Lutnick, Merkel, Windeatt and Hauf spent approximately 50%, 35%, 100% and 100% of their working time, respectively, on our matters. Mr. Merkel expects to spend approximately 35% of his working time on our matters in 2025. Our other current executive officers expect to spend 100% of their time working on our matters in 2025. These percentages may vary during 2025 depending on business developments at BGC, Newmark, Cantor or any of our or Cantor’s affiliates.

Base Salaries for 2024

Annual base salary rates for 2024 were established in March 2024 by our Compensation Committee for all of our executive officers. In setting the base salary rates for 2024, the Committee considered the qualifications, experience and responsibilities of our executive officers. The base salary rates for 2024 were continued at $1,000,000 for Messrs. H. Lutnick and Merkel, $700,000 for Mr. Hauf, and £700,000 (approximately $896,000 as of March 7, 2024) for Mr. Windeatt.

Base Salaries for 2025

Annual base salary rates for 2025 were established in January 2025 by our Compensation Committee for all of our executive officers in office at the time. In setting the base rates for 2025, the Committee considered the qualifications, experience and responsibilities of our executive officers. The base salary rates for 2025 were continued at $1,000,000 for Messrs. H. Lutnick and Merkel, and $700,000 for Mr. Hauf, and increased to £750,000 (approximately $911,438 as of January 13, 2025) for Mr. Windeatt. Base salaries for our newly appointed executive officers, Mr. Aubin and Mr. Abularrage, were approved by the Compensation Committee on February 18, 2025 in connection with their respective employment agreements. Mr. Aubin’s base salary for 2025 is €705,000 (approximately $739,439 as of February 18, 2025) and Mr. Abularrage’s base salary for 2025 is $750,000. See “Executive Compensation – Employment Agreements and Deeds of Adherence.”

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

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following performance measures and may be expressed on an absolute and/or relative basis and on a GAAP or non-GAAP basis:

●	pre-tax or after-tax net income;

●	pre-tax or after-tax operating income;

●	total or gross revenues or similar items;

●	profit, earnings or other margins;

●	stock price, dividends and/or total stockholder return;

●	EBITDA measures;

●	cash flow(s);

●	market share;

●	pre-tax or after-tax earnings per share;

●	pre-tax or after-tax operating earnings per share;

●	expenses;

●	return on investment or equity;

●	environmental, social, and governance, sustainability, or similar criteria; or

●	strategic business criteria, consisting of one or more objectives based upon meeting specific revenue, market penetration, or geographic business expansion goals, cost targets and goals relating to acquisitions or divestitures or any combination thereof or similar objectives or criteria as determined by the Compensation Committee.

The actual Incentive Plan bonus paid to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of negative discretion to determine bonuses based on such factors as the Compensation Committee determines, and may be paid in cash or in equity awards. These awards also serve as incentives for future performance and retention.

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

Incentive Plan Bonus Goals for 2024

In March 2024, our Compensation Committee determined that Messrs. H. Lutnick, Merkel, Windeatt and Hauf would be participating executives for 2024 in our Incentive Plan. In the case of our U.K.-based executive officer, Mr. Windeatt, the bonus award opportunities are governed by the Incentive Plan and administered by the Committee.

For 2024, the Compensation Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million) provided that (i) the Company achieved operating profits or Adjusted Earnings annually for 2024, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2023, (ii) the Company achieved improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2024 as compared to 2023 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2024, in each case calculated on substantially the same basis as in the Company’s 2023 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increased its market penetration for any product or business into any new market or geography in 2024 as compared to 2023, (iv) the Company achieved the successful execution in 2024 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (v) the Company achieved in 2024 the strategic hire or retention of key personnel in competitive market conditions, or (vi) the Company achieved in 2024 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “Performance Goals”).

The Compensation Committee determined that the payment of any such bonus may be in the form of cash, shares of our Class A common stock, other equity awards permitted under our Equity Plan or otherwise. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

Incentive Plan Bonuses Awarded for 2024

On January 13, 2025, having determined that the Performance Goals established in the first quarter of 2024 had been met for 2024, our Compensation Committee made awards to the participating executive officers for 2024 under our Incentive Plan. The equity awards were granted using a stock price of $9.45 and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to the participating executives, the Committee awarded significant portions of its 2024 compensation to the participating executives in the form of equity awards, which included RSUs and RSUs-LLP (which are RSUs that have a 3-year cliff vesting and are specific to individuals that are members of the U.K. Partnership) in the case of Mr. Windeatt. The approval and issuance of the equity awards was effective April 1, 2025.

In making its bonus determinations for 2024, our Compensation Committee considered various qualitative and quantitative compensation factors, including the Performance Goals, the retentive effect of the payment of appropriate compensation for each executive officer, and the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data. The impact of any of these measures during 2024 or beyond may materially impact the value of current and previous equity awards, thus aligning the interests of the executive officers with those of our stockholders. The Compensation Committee also considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. The Compensation Committee reviewed specific compensation data provided by the Advisor relating to compensation practices at other people-based and brokerage businesses. The Compensation Committee also reviewed data provided by the Advisor relating to compensation and monetization of other executives departing public companies for public service. By choosing to pay a portion of Messrs. Merkel’s, Windeatt’s, and Hauf’s award in equity, the Compensation Committee expects to incentivize our executive officers with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses. The specific Incentive Plan awards to our executive officers were as follows:

●	Mr. Howard W. Lutnick’s 2024 award consisted of an aggregate bonus of $14,000,000, all of which was paid in current cash compensation. The value of the bonus for Mr. H. Lutnick is the same as what Mr. H. Lutnick was awarded with respect to calendar year 2023. In exercising its discretion regarding the amount and form of this award, the Committee focused on Mr. H. Lutnick’s leadership efforts, strategic guidance and business initiatives as well as Mr. H. Lutnick’s historical leadership of the Company. In addition to this award, subject to and upon Mr. H. Lutnick being reported out favorably by the U.S. Senate Committee on Commerce, Science & Transportation in connection with his confirmation hearings, the Committee approved the acceleration of vesting of Mr. H. Lutnick’s then-outstanding 1,304,864 RSUs, less applicable taxes and withholdings. The event occurred, which resulted in the acceleration of the RSUs and net delivery of 583,274 shares of Class A common stock.

●	Mr. Merkel’s 2024 award consisted of an aggregate bonus of $1,750,000 and was paid (i) $1,062,500 in cash compensation; and (ii) $687,500 in a long-term award of 72,751 RSUs, granted using a stock price of $9.45 and which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. The aggregate value of the bonus for Mr. Merkel is $450,000 higher than what Mr. Merkel was awarded with respect to calendar year 2023. In exercising its discretion regarding the amount and form of this award, the Committee considered retention and his broad role in managing legal and regulatory issues during the year, his guidance on regulatory and other matters for new business initiatives and overall leadership on business, legal and regulatory matters in 2024, as well as his additional expected management responsibilities before and after Mr. H. Lutnick’s departure.

●	Mr. Windeatt’s 2024 award consisted of an aggregate bonus of £2,508,000 ($3,047,847 as of January 13, 2025) and was paid (i) £1,925,000 in current cash compensation; and (ii) £583,000 in a long-term award of 73,098 RSUs-LLP, granted using a stock price of $9.45 after application of a 2.5% adjustment for the U.K. Partnership administration fee, and which vest April 1, 2028, provided he remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, and that U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable law. Vesting of the long-term award is also contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. The RSUs-LLP reflect the revised design and terms of the U.K. Partnership structure generally based on current tax guidance. The aggregate value of the bonus for Mr. Windeatt is £750,000 higher than what Mr. Windeatt was awarded with respect to calendar year 2023. In exercising its discretion regarding the amount and form of this award, the Committee considered his responsibilities and duties including management of brokerage relationships and brokers, acquisitions and the Company’s financial performance, internal and external peer data, as well as his additional front-office and management responsibilities.

●	Mr. Hauf’s 2024 award of $750,000 was paid (i) $387,500 in current cash compensation; and (ii) $362,500 in a long-term award of 38,360 RSUs granted using a stock price of $9.45 and which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. The aggregate value of the bonus for Mr. Hauf is $100,000 higher than what Mr. Hauf was awarded with respect to calendar year 2023. In exercising its discretion regarding the amount and form of this award, the Committee considered his strong efforts in managing the financial reporting function and participation in acquisitions and strategy.

For all compensation that relied upon converting U.S. dollars into pounds, the GBP FX exchange rate on January 13, 2025, the date that our Compensation Committee approved the 2024 year-end compensation, was used, which was 1.21525 USD to 1 GBP.

In 2024, the Incentive Plan cash bonus for Messrs. H. Lutnick, Merkel, Windeatt, and Hauf as a percentage of the overall total compensation paid to them by BGC was approximately 93.33%, 38.64%, 60.01%, and 26.72%, respectively.

Incentive Plan Bonus Goals for 2025

In April 2025, our Compensation Committee determined that Messrs. Merkel, Abularrage, Aubin, Windeatt and Hauf, our current executive officers, would be participating executives for 2025 in our Incentive Plan. For 2025, the Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million) provided that (i) the Company achieves operating profits or adjusted earnings annually for 2025, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2024 (the “2024 earnings release”), (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2025 as compared to 2024 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2025, in each case calculated on substantially the same basis as in the Company’s 2024 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increases its market penetration for any product or business into any new market or geography in 2025 as compared to 2024, (iv) the Company increases its revenue for any product or business so as to achieve greater diversification of its existing businesses in 2025 as compared to 2024, (v) the Company achieves the successful execution in 2025 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (vi) the Company achieves in 2025 the strategic hire, retention or development of key personnel in competitive market conditions, or (vii) the Company achieves in 2025 other strategic or significant performance as recognized by the Committee in its sole discretion (collectively, the “2025 Performance Goals”).

The 2025 Performance Goals, in each case, are expected to be reviewed by the Compensation Committee with no particular weighting toward any specific 2025 Performance Goal or other factor and are subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2025 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, or other equity awards permitted under our Equity Plan. To the extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate, as noted above, the cost of compensation awarded under any of the BGC Group Compensation Plans shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the 2025 Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the participating executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

Transactions with Executive Officers and Directors

From time to time, the Compensation Committee generally approves the acceleration of the vesting of RSUs or other awards or other repurchase or monetization transactions (and prior to the Corporate Conversion, the monetization of previously issued and outstanding partnership units) in order to provide liquidity to the executives, taking into consideration the retentive impact of the remaining awards held by the executives.

2025 Actions Regarding Outstanding Awards

On February 5, 2025, the Company accelerated the vesting of 1,304,864 of H. Lutnick’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A common stock, delivered less 721,590 shares withheld by the Company for taxes at $9.38 per share, in the amount of 583,274 net shares. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee.

2024 Actions Regarding Outstanding Awards

On October 7, 2024, the Compensation Committee approved the redemption of 327,127 non-exchangeable Newmark Holdings LPUs and 30,285 non-exchangeable Newmark Holdings PLPUs with a determination amount of $278,258, held by Mr. Windeatt. In connection with this redemption, Mr. Windeatt received 271,362 shares of Newmark Class A common stock (239,428 Newmark Holdings LPUs multiplied by the then-current exchange ratio applicable for exchanges of Newmark Holdings LPUs into shares of Newmark Class A common stock) and a cash payment of $251,128 (27,332 Newmark Holdings PLPUs). The remaining 31,700 of Newmark Holdings LPUs and 2,953 Newmark Holdings PLPUs, with a determination amount of $27,130, were redeemed for zero in connection with the administration fee of the U.K. Partnership of which Mr. Windeatt is a member.

On April 1, 2024, 158,449 of Mr. Windeatt’s RSAs vested pursuant to the terms of the grant of RSAs resulting from the Corporate Conversion issued in connection with the terms of the grant of the former 103,812 non-exchangeable BGC Holdings LPU-NEWs and 55,899 BGC Holdings PLPU-NEWs issued to Mr. Windeatt on April 1, 2022.

2023 Actions Regarding Outstanding Awards

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

On May 18, 2023, all of Messrs. Merkel’s and H. Lutnick’s BGC Holdings LPUs were redeemed or exchanged. See “—Compensation Actions Taken in Connection with the Corporate Conversion” and “—Standing Policy for Mr. Howard W. Lutnick” for a discussion of the treatment of partnership unit awards held by our executive officers in connection with the Corporate Conversion.

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

2022 Actions Regarding Outstanding Awards

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

Effective January 1, 2021, the Compensation Committee awarded 458,425 NLPUs and 246,844 NPLPUs to Mr. Windeatt, with the expectation of attributing twenty percent (20%) of such award, valued at £292,000, to compensation for each of 2020, 2021, 2022, 2023 and 2024. On March 14, 2022, the Committee approved the conversion of twenty percent (20%) of such NLPUs and NPLPUs into non-exchangeable BGC Holdings LPUs and PLPUs for each of calendar years 2020 through 2024. As a result, because such award was included for calendar years 2020 and 2021, forty percent (40%) of such award was converted in 2022. Prior to the Corporate Conversion, it was expected that 91,685 BGC Holdings NLPUs and 49,369 NPLPUs would be converted in each of 2023, 2024 and 2025. As a result of the Corporate Conversion, Mr. Windeatt received RSUs and RSU Tax Accounts in substitution for these units. When determining Mr. Windeatt’s compensation for 2022, 2023 and 2024, the Compensation Committee attributed £292,000 of compensation to him for each fiscal year in connection with such award.

Standing Policy for Mr. Howard W. Lutnick

BGC Group Standing Policy

On July 1, 2023, in connection with the Corporate Conversion, the Board of Directors and Audit Committee of BGC Group approved the BGC Group standing policy, which provided Mr. H. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to any other BGC Group executive officer to participate in (i) any opportunity to monetize or otherwise provide liquidity with respect to some or all of his BGC Group equity awards, or to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of BGC Group Class A common stock, as well as (ii) any opportunity to change or modify the terms of any equity interest or awards of BGC Group.

Under the policy, Mr. H. Lutnick would be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity awards, which include but are not limited to, opportunities (i) to have stock, RSUs, restricted stock or other equity or similar grants replaced by other stock or equity; (ii) to have stock awards, RSUs or equity received upon such replacement redeemed by BGC Group for cash; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to RSUs, restricted shares, equity grants or any similar stock or equity awards of Class A common stock; and (iv) to replace non-distributing equity units with distributing equity and replace any preferred equity with non-preferred equity. The policy may also include vesting or exchange of equity and the issuance of new shares, RSUs, RSAs, equity grants or any stock or equity awards.

Under the policy, Mr. H. Lutnick would have the right to accept or waive in advance some or all of the foregoing offers of opportunities that the Company may offer to any other executive officer. In each case, Mr. H. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity would be cumulative (and, accordingly, Mr. H. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any other executive officer) and be equal to the greatest percentage of shares of stock, RSUs, RSAs, equity grants or any similar stock or equity awards in BGC Group with respect to which any other executive officer has been or is offered with respect to all of such opportunities.

As of February 18, 2025, the date that Mr. H. Lutnick stepped down from his positions with the Company, and as of the date of this Amendment, Mr. H. Lutnick no longer had units for which he had previously waived monetization rights and for which he could have future monetization rights pursuant to the standing policy.

Historical BGC Partners Standing Policy Prior to the Corporate Conversion

In December 2010, as amended in 2013 and in 2017, the BGC Partners Audit Committee and Compensation Committee approved a standing policy that gave Mr. H. Lutnick the same right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of BGC Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards, and provided generally that Mr. H. Lutnick would be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of partnership or equity awards. The description of the standing policy prior to the Corporate Conversion was generally consistent with the existing policy except that it included partnership units, which are no longer outstanding following the Corporate Conversion. Mr. H. Lutnick historically has elected to waive his right to participate in most such opportunities under the standing policy.

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

Since Mr. H. Lutnick had previously repeatedly waived his rights under the standing policy, as of May 18, 2023 his rights had accumulated for 7,879,736 non-exchangeable PSUs, and 103,763 non-exchangeable PPSUs with a determination amount of $474,195. Due to the May 18, 2023 monetization of all of Mr. Merkel’s then-remaining non-exchangeable BGC Holdings units, on such date Mr. H. Lutnick received additional incremental monetization rights for his then-remaining 3,452,991 non-exchangeable PSUs, and 1,348,042 non-exchangeable PPSUs with a determination amount of $6,175,805.

In connection with the Corporate Conversion and, as a result of the monetization event for Mr. Merkel, on May 18, 2023 Mr. H. Lutnick elected to exercise in full his monetization rights under the standing policy, which he had previously waived in prior years. All of the non-exchangeable BGC Holdings units that Mr. H. Lutnick held at that time were monetized as follows: 11,332,727 PSUs were redeemed for zero and 11,332,727 shares of Class A common stock were granted to Mr. H. Lutnick, and 1,451,805 PPSUs with an aggregate determination amount of $6,650,000 were redeemed for an aggregate cash payment of $6,650,000. After deduction of applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. H. Lutnick received 5,710,534 net shares of Class A common stock.

On May 18, 2023, Mr. H. Lutnick also exchanged his then-remaining 520,380 exchangeable PSUs for 520,380 shares of Class A common stock. After deduction of applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. H. Lutnick received 232,610 net shares of Class A common stock. In addition, on May 18, 2023, Mr. H. Lutnick’s then-remaining 1,474,930 non-exchangeable HDUs were redeemed for a cash capital account payment of $9,148,000, $2.1 million of which was paid by BGC Partners with the remainder paid by Newmark Group, Inc. As a result of the various transactions on May 18, 2023 described above, on May 18, 2023, Messrs. H. Lutnick and Merkel no longer held any limited partnership units of BGC Holdings.

Compensation Actions Taken in Connection with the Corporate Conversion

In connection with the Corporate Conversion, certain of the following current and former executive officers, the executive officers as a group, the non-executive directors as a group, and the non-executive officer employees and service providers as a group of BGC Partners held outstanding awards (other than exchangeable rights) under the BGC Partners Equity Plan or non-exchangeable partnership unit awards under the Participation Plan that were assumed or replaced by substitute awards under the BGC Group Equity Plan as a result of the Corporate Conversion. The assumed and substitute awards issued under the BGC Group Equity Plan at the closing of the Corporate Conversion are detailed in the table below.

Name and Position	Assumed RSUs (BGC Group Class A common stock)(2)		Assumed RSAs (BGC Group Class A common stock)(2)	Substitute RSUs (BGC Group Class A common stock)(3)		Substitute RSAs (BGC Group Class A common stock)(4)		Substitute Tax Account Awards (Cash) ($)(5)
Mr. Howard W. Lutnick, former Chief Executive Officer and Chairman(1)	—		—	—		—		$—
Mr. Stephen M. Merkel, Executive Vice President and General Counsel(1)	—		—	—		—		$—
Mr. Sean A. Windeatt, Co-Chief Executive Officer and Chief Operating Officer	—		—	930,547	(6)	398,439	(7)	$1,292,575	(8)
Mr. Jason W. Hauf, Chief Financial Officer	—		—	43,900	(9)	—		$156,249
Executive Group	—		—	974,447		398,439		$1,448,824	(10)
Non-Executive Director Group	62,193	(11)	—	—		—		$—
Non-Executive Officer Employee and Service Provider Group	12,224,374		4,982,463	46,830,010		38,211,794		$121,670,595
Total	12,286,567		4,982,463	47,804,457		38,610,233		$123,119,419

(1)	As a result of the May 18, 2023 redemption and exchange transactions described under “Compensation Discussion and Analysis — Standing Policy for Mr. Howard W. Lutnick,” all of the outstanding partnership units held by Messrs. H. Lutnick and Merkel were redeemed on that date, and neither held any partnership units at the closing of the Corporate Conversion.

(2)	Assumed RSUs and RSAs consist of BGC Group Equity Plan awards relating to BGC Partners RSUs and RSAs that were outstanding immediately prior to closing of the Corporate Conversion. In each case, such assumed BGC Group RSUs and RSAs have the same terms and conditions as were applicable to the BGC Partners awards to which they relate.

(3)	Substitute RSUs consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings limited partnership units, including Grant Units, HD-Units, REUs, RPUs, PSUs, PSIs, PSEs, NPSU-CVs, and NPSUs. The terms of the substitute RSUs vary depending upon the type of limited partnership unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(4)	Substitute RSAs consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings limited partnership units, including LPU-NEWs, LPUs, NLPU-CVs, NLPU-NEWs, NLPUs, PLPUs, and NPLPUs. The terms of the substitute RSAs vary depending upon the type of limited partnership unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(5)	Substitute cash Tax Account awards consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings Preferred Units, including PPSUs, PPSIs, PPSEs, PREUs, PRPUs, NPPSU-CVs, and NPPSUs. The terms of the substitute cash Tax Account awards vary depending upon the type of Preferred Unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(6)	Consists of (i) 673,570 RSUs that will vest on July 1, 2033, provided that Mr. Windeatt remains employed through such vesting date, and (ii) 256,977 RSUs that will vest on July 1, 2033, provided that Mr. Windeatt remains employed through such vesting date, and contingent upon BGC Group and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. See “Compensation Discussion and Analysis —2023 Actions Regarding Outstanding Awards” for discussion of the accelerated vesting of certain of these RSUs on July 12, 2023.

(7)	Consists of (i) 239,990 RSAs that vested on April 1, 2025, and (ii) 158,449 RSAs that vested on April 1, 2024.

(8)	These substitute cash Tax Account awards relate to the substitute RSUs described in footnote (6) and are settled for cash to cover withholding taxes paid when the related RSUs vest. See “Compensation Discussion and Analysis —2023 Actions Regarding Outstanding Awards” for discussion of the accelerated vesting of certain of these substitute Tax Account awards on July 12, 2023.

(9)	Consists of (i) 6,808 RSUs which will vest on July 1, 2033, provided that Mr. Hauf remains employed through such vesting date, and contingent upon BGC Group and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs, and (ii) 37,092 RSUs which will vest on July 1, 2033, provided that Mr. Hauf remains employed through such vesting date.

(10)	These substitute cash Tax Account awards relate to the substitute RSUs described in footnote (9) and will be settled for cash to cover withholding taxes paid when the related RSUs vest.

(11)	Consists of assumed RSUs held by Dr. Bell and Messrs. Mbanefo and Richards.

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

Dated: April 29, 2025

THE COMPENSATION COMMITTEE

Linda A. Bell, Chair
David P. Richards
Arthur U. Mbanefo
William Addas

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)		(d) Bonus ($)	(e) Equity Awards (Related to Prior Periods) ($)(1)(2)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(3)		(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)(4)	(j) Total ($)
Howard W. Lutnick,	2024	1,000,000		—	—	—	14,000,000		—	—	15,000,000
Former Chairman of the	2023	1,000,000		—	2,044,535	—	14,000,000		—	—	17,044,535
Board of Directors and Chief Executive Officer	2022	1,000,000		—	—	—	12,000,000		—	—	13,000,000

Stephen M. Merkel,	2024	1,000,000		—	—	—	1,750,000		—	—	2,750,000
Executive Vice President	2023	1,000,000		—	—	—	1,300,000		—	—	2,300,000
and General Counsel	2022	1,000,000		—	—	—	1,000,000		—	—	2,000,000

Sean A. Windeatt,	2024	850,675	(5)	—	—	—	3,047,847	(6)	—		3,898,522
Chief Operating Officer	2023	896,630	(5)	—	1,220,725	—	2,251,822	(6)	—	420,002	4,789,179
	2022	745,920	(5)	—	—	—	2,113,440		—	—	2,859,360

Jason W. Hauf	2024	700,000		—	—	—	750,000		—	—	1,450,000
Chief Financial Officer	2023	700,000		—	—	—	650,000		—	—	1,350,000
	2022	344,083	(7)	—	—	—	650,000		—	—	994,083

(1)	Column (e) does not include units, or the monetization thereof, that have previously appeared in the Summary Compensation Table as compensation in prior years and were reflected in column (g) of the table for each of those prior years at their full notional dollar values.

See “Compensation Discussion and Analysis — Standing Policy for Mr. Howard W. Lutnick,” “Compensation Discussion and Analysis — Compensation Actions Taken in Connection with the Corporate Conversion,” and “Compensation Discussion and Analysis — Transactions with Executive Officers and Directors” for a discussion of the monetization events relating to these previously reported units.

(2)	The 2023 amount of $2,044,535 under column (e) for Mr. H. Lutnick represents the aggregate fair value of the redemption of 443,500 BGC Holdings PSUs for zero and the issuance of 443,500 shares of BGC Class A common stock at $4.61 per share as a result of the May 18, 2023 exercise of Mr. H. Lutnick’s monetization rights under the standing policy. These 443,500 BGC Holdings PSUs were issued to Mr. H. Lutnick in connection with the monetization of long-term incentive awards originally issued to Mr. H. Lutnick in 2019 in the form of NPSUs, which were not previously included in column (g) at full notional value. They were included in the 11,332,727 BGC Holdings PSUs which were redeemed for zero and the 11,332,727 shares of BGC Class A common stock issued on May 18, 2023. The remaining 10,889,227 BGC Holdings PSUs which were redeemed had been issued to Mr. H. Lutnick in connection with previous year-end compensation grants under the BGC Incentive Plan and were previously included under column (g) at full notional value for the applicable period. See “Compensation Discussion and Analysis — Standing Policy for Mr. Howard W. Lutnick” for more information on the standing policy.

The 2023 amount of $1,220,725 under column (e) for Mr. Windeatt represents the fair value of $1,218,494 of 275,055 RSUs issued to Mr. Windeatt on July 1, 2023 in connection with the Corporate Conversion and the incremental value of $2,231 in connection with their vesting on July 12, 2023. These RSUs were issued to Mr. Windeatt in exchange for certain long-term incentive awards in the form of former NLPUs granted to Mr. Windeatt in 2021, which were not previously included in column (g) at full notional value and converted into RSUs in connection with the Corporate Conversion. Column (e) does not include the other RSUs and/or RSAs issued to Messrs. Windeatt and Hauf in connection with the Corporate Conversion because they were issued in substitution of long-term incentive awards previously included in column (g) at full notional value. See “Compensation Discussion and Analysis — Compensation Actions Taken in Connection with the Corporate Conversion,” for more information.

(3)	The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan. The awards represented in column (g) for 2024 were approved on January 13, 2025. The approval and issuance of the equity portions of the awards are effective as of April 1, 2025, reflecting a stock price of $9.45 per share. The awards represented in column (g) for 2023 were approved on March 7, 2024 with additional adjustments to Mr. Merkel’s award approved on March 22, 2024. The approval and issuance of the equity portions of the awards were effective April 1, 2024, reflecting a stock price of $8.43 per share. The awards represented in column (g) for 2022 were made on April 18, 2023 and reflected a stock price of $4.59 per share.

For 2024, Mr. H. Lutnick’s Incentive Plan bonus for BGC was $14,000,000 paid in cash; Mr. Merkel’s Incentive Plan bonus for BGC was $1,750,000 paid $1,062,500 in cash and $687,500 in a grant of 72,751 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Windeatt’s Incentive Plan bonus was $3,047,847 (£2,508,000) paid $2,339,356 (£1,925,000) in cash and a total of $708,491 (£583,000) in a grant of 73,098 RSUs-LLP (after application of a 2.5% adjustment for the U.K. Partnership administration fee) which vest on April 1, 2028 provided that, (a) he remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, (b) the U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws, and (c) BGC and its affiliates generate at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Hauf’s Incentive Plan bonus for BGC was $750,000 paid $387,500 in cash and $362,500 in a grant of 38,360 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

For 2023, Mr. H. Lutnick’s Incentive Plan bonus for BGC was $14,000,000 paid $3,000,000 in cash and $11,000,000 in a grant of 1,304,864 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Merkel’s Incentive Plan bonus for BGC was $1,300,000 paid $650,000 in cash and $650,000 in a grant of 77,106 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Windeatt’s Incentive Plan bonus was $2,251,822 (£1,758,000) paid $640,450 (£500,000) in cash and a total of $1,611,372 (£1,258,000) in two grants of RSUs and RSUs-LLP as follows: (i) 60,095 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; and (ii) 131,053 RSUs-LLP which vest on April 1, 2027, provided that (a) he still remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, (b) the U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws, and (c) BGC and its affiliates generate at least $5 million in revenue for the quarter in which the vesting occurs; Mr. Hauf’s Incentive Plan bonus for BGC was $650,000 paid $312,500 in cash and $337,500 in a grant of 40,036 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

For 2022, Mr. H. Lutnick’s Incentive Plan bonus for BGC was $12,000,000 paid $2,000,000 in cash and $10,000,000 in a partnership award represented by 1,416,122 non-exchangeable BGC Holdings PSUs and 762,527 non-exchangeable BGC Holdings PPSUs at $4.59 per unit; Mr. Merkel’s Incentive Plan bonus was $1,000,000 paid $500,000 in cash and $500,000 in a partnership award represented by 54,466 non-exchangeable BGC Holdings NPSU-CVs and 54,466 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit; Mr. Windeatt’s Incentive Plan bonus was $2,113,440 (£1,700,000) paid $310,800 (£250,000) in cash and $1,439,626 (£1,158,000) in the form of 40,625 non-exchangeable BGC Holdings NLPU-CVs and 36,026 non-exchangeable BGC Holdings NPLPU-CVs at $4.59 per unit, as well as 154,046 non-exchangeable BGC Holdings LPU-NEWs and 82,948 BGC Holdings PLPU-NEWs at $4.59 per unit, which were scheduled to have certain exchange rights beginning April 1, 2025 upon certain conditions, and $363,014 (£292,000) attributed to Mr. Windeatt’s previously issued BGC Holdings NLPU/NPLPU award effective January 1, 2021 based upon the expectation of including $400,000 of the January 1, 2021 award as part of Mr. Windeatt’s annual compensation for calendar years 2020 through 2024; and Mr. Hauf’s Incentive Plan bonus was $650,000 paid $337,500 in cash and $62,500 in a partnership award represented by 6,808 non-exchangeable BGC Holdings NPSU-CVs and 6,808 non-exchangeable BGC Holdings NPPSU-CVs at $4.59 per unit and $250,000 attributed to Mr. Hauf’s previously issued BGC Holdings PSUs/PPSUs award effective July 1, 2022 in connection with Mr. Hauf’s sign-on bonus.

(4)	The 2023 amount of $420,002 under column (i) for Mr. Windeatt represents value of the RSU Tax Account granted to Mr. Windeatt on July 1, 2023, which vested on July 12, 2023 in connection with the accelerated vesting of the associated RSUs. The RSU Tax Account was granted to Mr. Windeatt in exchange for certain long-term incentive awards in the form of former NPLPUs granted to Mr. Windeatt in 2021, which were not previously included in column (g) at full notional value and were substituted with RSU Tax Accounts in connection with the Corporate Conversion.

(5)	For 2024, Mr. Windeatt’s base salary was £700,000 and the $850,675 base salary reflected in the table was calculated using an exchange rate of 1.21525 which was the exchange rate in effect as of January 13, 2025. For 2023, Mr. Windeatt’s base salary was £700,000 and the $896,630 base salary reflected in the table was calculated using an exchange rate of 1.2809 which was the exchange rate in effect as of March 7, 2024. For 2022, Mr. Windeatt’s base salary was £600,000 and the $745,920 base salary reflected in the table was calculated using an exchange rate of 1.2432, which was the exchange rate in effect as of April 18, 2023.

(6)	The amount reflected in column (g) for Mr. Windeatt excludes (i) $354,853 (£292,000)) that the Compensation Committee attributed to compensation year 2024 when determining Mr. Windeatt’s compensation and (ii) $374,023 (£292,000) that the Compensation Committee attributed to compensation year 2023 when determining Mr. Windeatt’s compensation. Effective January 1, 2021, the Compensation Committee awarded 458,425 NLPUs and 246,844 NPLPUs to Mr. Windeatt, with the expectation of attributing twenty percent (20%) of such award, valued at £292,000, to compensation for each of 2020, 2021, 2022, 2023 and 2024. The units were converted into RSUs and RSU Tax Accounts in the Corporate Conversion, and the RSUs that were not previously reported in column (g) (RSUs that Mr. Windeatt received in substitution of units that the Compensation Committee attributed to compensation for fiscal years 2023 and 2024) are included in column (e) for 2023.

(7)	Mr. Hauf started as Chief Financial Officer of the Company on June 6, 2022. The amount reflected in column (c) for Mr. Hauf for 2022 is Mr. Hauf’s actual (not annualized) paid amount.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2024:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
Howard W. Lutnick	—	—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	—	—	—	25,000,000	—	—	—	—	—	—	—
Sean A. Windeatt	—	—	—	25,000,000	—	—	—	—	—	—	—
Jason W. Hauf	—	—	—	25,000,000	—	—	—	—	—	—	—

(1)	The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan. During 2024, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2024, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2024 are set forth in column (g) of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2024. The following table shows all equity awards for services to the registrant held by each of the named executive officers as of December 31, 2024:

	Option Awards				Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ (#)	(c) Number of Securities Underlying Unexercised Options/ (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares of Stock That Have Not Vested (#)(1)	(h) Market Value of Shares of Stock That Have Not Vested(1)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Other Rights That Have Not Vested ($)
Howard W. Lutnick	—	—	—	—	—	1,304,864	$11,822,068	—	—
Stephen M. Merkel	—	—	—	—	—	77,106	$698,580	—	—
	—	—	—	—	—	72,751	$659,124	—	—
Sean A. Windeatt	—	—	—	—	—	60,095	$544,461	—	—
	—	—	—	—	—	239,990	$2,174,309	—	—
	—	—	—	—	—	131,053	$1,187,340	—	—
	—	—	—	—	—	210,037	$1,902,935	—	—
	—	—	—	—	—	73,098	$662,268	—	—
Jason Hauf	—	—	—	—	—	40,036	$362,726	—	—
	—	—	—	—	—	43,900	$397,734	—	—
	—	—	—	—	—	38,360	$347,542	—	—

(1)	The number in column (g) for Mr. H. Lutnick includes the number of RSUs granted to Mr. H. Lutnick in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs effective April 1, 2024. These 1,304,864 RSUs had an aggregate market value of $11,822,068 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024.

The number in column (g) for Mr. Merkel represents the following: (1) 77,106 RSUs granted to Mr. Merkel in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024 with additional adjustments approved by the Compensation Committee on March 22, 2024, and with such approval and issuance of the RSUs effective April 1, 2024. These 77,106 RSUs had an aggregate market value of $698,580 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024; and (2) 72,751 RSUs granted to Mr. Merkel in connection with the 2024 year-end compensation which were approved by the Compensation Committee on January 13, 2025, with such approval and issuance of the RSUs effective as of April 1, 2025. These 72,751 RSUs would have had an aggregate market value of $659,124 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024.

For Mr. Windeatt, the numbers in column (g) represent the following: (1) 60,095 RSUs granted to Mr. Windeatt in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs effective April 1, 2024. These 60,095 RSUs had an aggregate market value of $544,461 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024; (2) 239,990 RSAs issued to Mr. Windeatt in connection with the Corporate Conversion related to the conversion of certain former units of BGC Holdings held by Mr. Windeatt immediately prior to the Corporate Conversion. These RSAs had an aggregate value of $2,174,309 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024; (3) 131,053 RSUs-LLP granted to Mr. Windeatt in connection with the 2023 year-end compensation were approved by the Compensation Committee on March 7, 2024 and issued on April 1, 2024. These 131,053 RSUs-LLP had an aggregate market value of $1,187,340 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024; (4) 210,037 RSUs issued to Mr. Windeatt in connection with the Corporate Conversion related to the conversion of certain former units of BGC Holdings held by Mr. Windeatt immediately prior to the Corporate Conversion. These RSUs had an aggregate value of $1,902,935 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024; and (5) 73,098 RSUs-LLP granted to Mr. Windeatt in connection with the 2024 year-end compensation which were approved by the Compensation Committee on January 13, 2025, with such approval and issuance of the RSUs effective as of April 1, 2025. These 73,098 RSUs-LLP would have had an aggregate market value of $662,268 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024.

For Mr. Hauf, the numbers in column (g) represent the following: (1) 40,036 RSUs granted to Mr. Hauf in connection with the 2023 year-end compensation which were approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs effective April 1, 2024. These 40,036 RSUs had an aggregate market value of $362,726 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024; (2) 43,900 RSUs issued to Mr. Hauf in connection with the Corporate Conversion related to the conversion of the units of BGC Holdings held by Mr. Hauf immediately prior to the Corporate Conversion. These 43,900 RSUs had an aggregate market value of $397,434 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024; and (3) 38,360 RSUs granted to Mr. Hauf in connection with the 2024 year-end compensation which were approved by the Compensation Committee on January 13, 2025, with such approval and issuance of the RSUs effective as of April 1, 2025. These 38,360 RSUs would have had an aggregate market value of $347,542 as of December 31, 2024, based on the closing price of our Class A common stock of $9.06 on December 31, 2024.

Option Exercises and Stock Vested

During 2024, BGC had no outstanding stock options and no options were exercised by any of the named executive officers. During 2024, certain RSAs held by Mr. Windeatt vested, as detailed in the following table:

	Option Awards		Stock Awards
(a) Name	(b) Number of shares acquired on exercise	(c) Value realized on exercise ($)	(d) Number of shares acquired on vesting	(e) Value realized on vesting ($)(1)
Sean A. Windeatt	—	—	158,449	$1,213,719

(1)	Represents the fair market value of Mr. Windeatt’s 158,449 shares of Class A common stock that vested on April 1, 2024 calculated based upon the closing price of the Company’s Class A common stock on April 1, 2024, which was $7.66.

Potential Payments upon Termination and Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below if the specified event had occurred on December 31, 2024 under their change in control and other agreements, described below, in effect on December 31, 2024. Accordingly, the following disclosure does not reflect changes in circumstances after December 31, 2024, such as Mr. H. Lutnick stepping down from his positions at the Company and the termination of his Change in Control Agreement. The amounts are determined, where applicable, using the $9.06 closing market price of our Class A common stock as of December 31, 2024 in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law. Terms used below are as defined in the applicable agreement.

Name	Base Salary ($)	Bonus ($)	Vesting of Equity Compensation ($)(1)	Consultancy Fees ($)(2)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)(3)	Total ($)
Howard W. Lutnick
Termination of Employment by Mr. H. Lutnick	2,000,000	28,000,000	—	—	136,016	—	30,136,016
Extension of Employment	1,000,000	14,000,000	—	—	136,016	—	15,136,016
Termination of Employment by the Company within 3 years	1,000,000	14,000,000	—	—	—	—	15,000,000

Stephen M. Merkel
Termination of Employment by Mr. Merkel	2,000,000	3,500,00	—	—	117,881	—	5,617,881
Extension of Employment	1,000,000	1,750,000	—	—	117,881	—	1,867,881
Termination of Employment by the Company within 3 years	1,000,000	1,750,000	—	—	—	—	2,750,000

Sean A. Windeatt (4)
Termination of Employment	1,701,350	6,095,694	6,321,288	256,180	17,605	—	14,392,117
Extension of Employment	850,675	3,047,847	6,321,288	—	—	—	10,219,810
Termination of Employment not in connection with a Change in Control	—	—	—	256,180	—	—	256,180

(1)	At December 31, 2024, immediately prior to a Change in Control of the Company, with respect to Messrs. H. Lutnick and Merkel, and upon a Change of Control in the Company, with respect to Mr. Windeatt, unless otherwise provided in the applicable award agreement, all stock options, RSUs, and other awards based on shares of the Company’s Class A common stock and Class B common stock, as well any associated RSU Tax Accounts would have vested in full and become immediately exercisable, as applicable.

At December 31, 2024, Mr. H. Lutnick held 1,304,864 RSUs which had a value of $11,822,068 based on the closing price of the BGC Class A common stock of $9.06 on December 31, 2024.

At December 31, 2024, Mr. Merkel held 77,106 RSUs which had a value of $698,580 based on the closing price of the BGC Class A common stock of $9.06 on December 31, 2024.

At December 31, 2024, Mr. Windeatt held (i) 239,990 RSAs, (ii) 131,053 RSU-LLPs, (iii) 270,135 RSUs and (iv) $512,242 in RSU Tax Accounts. Based on the closing price of the BGC Class A common stock of $9.06 on December 31, 2024, the aggregate value of the shares and cash underlying such grants for Mr. Windeatt was $6,321,288.

(2)	Mr. Windeatt is entitled to receive consulting fees in the event of a termination of his membership in the U.K. Partnership as described below.

(3)	Mr. H. Lutnick was entitled to a tax gross-up for excess parachute payments, if any, that would have been due in respect of the impact a change in control would have on certain of his outstanding equity awards as stated in footnote (1). There would be no tax-gross up payment due to Mr. H. Lutnick upon either a termination of employment, or upon an extension of employment, in connection with a Change in Control based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation calculated as of December 31, 2024.

Mr. Merkel is entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding equity awards as stated in footnote (1). There would be no tax-gross up payment due to Mr. Merkel upon either a termination of employment, or upon an extension of employment, in connection with a change in control when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2024.

(4)	For 2024, Mr. Windeatt received £700,000 in salary and his bonus was £2,508,000. The $850,675 salary and $3,047,847 bonus reflected in the table were calculated using an exchange rate of 1.21525, the exchange rate in effect as of January 13, 2025. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control as described below, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control.

Change in Control Agreements

On August 3, 2011, each of Messrs. H. Lutnick and Merkel entered into an amended and restated Change in Control Agreement with us, which we refer to as the “Change in Control Agreements,” providing that, upon a change in control, all stock options, RSUs, restricted stock, and other awards based on shares of Class A common stock held by them immediately prior to such change in control shall vest in full and become immediately exercisable, and all limited partnership units in BGC Holdings shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of Class A common stock. The amended and restated Change in Control Agreements also clarify the provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable.

Under the Change in Control Agreements, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. H. Lutnick or Mr. Merkel elects to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. H. Lutnick or Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. H. Lutnick or Mr. Merkel does not so elect to terminate his employment with us, such executive officer will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, such executive officer’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. The Change in Control Agreements further provide for certain tax gross-up payments, provide for no duty of Mr. Merkel or Mr. H. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Change in Control Agreements. The Change in Control Agreements further provide for indemnification of Mr. H. Lutnick and Mr. Merkel in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, such executive officer will be paid only his accrued salary to the date of death, disability, or termination. The Change in Control Agreements are terminable by the Company upon two years’ advance notice.

Following the Corporate Conversion, the Change in Control Agreements BGC Partners had entered into with Messrs. H. Lutnick and Merkel were assumed by BGC Group, with such modifications thereto as were necessary to reflect the Corporate Conversion (but not with any changes to the benefits provided thereunder).

Employment Agreements and Deeds of Adherence

Beginning December 2012, many of our senior members of staff in the U.K. (including Mr. Windeatt) became members of the U.K. Partnership. Mr. Windeatt continues to serve as an executive officer, though it is intended that the majority of his day-to-day activities will be performed as a member of the U.K. Partnership.

Members of the U.K. Partnership render services to us as partners following their execution of Deeds of Adherence to the U.K. Partnership. Members receive Allocated Monthly Advance Drawings, which we refer to as “Drawings,” which are comparable to the salary payments under prior employment agreements and are eligible for discretionary allocations of the U.K. Partnership’s profits. Prior to the Corporate Conversion, the members could use their discretionary profit allocations to acquire partnership units in BGC Holdings. Any such Drawings or allocations, as well as any equity or partnership grants, are or were subject to the direction and control of our Compensation Committee and, in the case of allocations and equity or partnership grants, are or were made under the Incentive Plan, the Equity Plan, or the Participation Plan. The employment contract of a U.K. employee is terminated upon their becoming a member of the U.K. Partnership.

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

Sean A. Windeatt Agreements

Mr. Windeatt originally had a standard employment agreement with BGC Brokers pursuant to which he was initially paid an annual base salary £200,000 per year (which was subsequently adjusted). He was also eligible for discretionary and Incentive Plan, Equity Plan and Participation Plan awards.

On December 31, 2012, Mr. Windeatt’s employment with BGC Brokers terminated, and he executed a deed of adherence as a member of the U.K. Partnership. Effective January 22, 2014, Mr. Windeatt executed an amended and restated deed of adherence to the U.K. Partnership (the “Windeatt Deed”). On November 5, 2020, Mr. Windeatt executed a Deed of Amendment (the “2020 Deed of Amendment”) with the U.K. Partnership which amends the Windeatt Deed, dated January 22, 2014, between Mr. Windeatt and the U.K. Partnership and the Deed of Amendment, dated February 24, 2017, between Mr. Windeatt and the U.K. Partnership (together, the “Deed”). On July 12, 2023, Mr. Windeatt executed a Deed of Amendment (the “2023 Deed of Amendment”) with the U.K. Partnership which amends the Deed. Under the 2023 Deed of Amendment, Mr. Windeatt’s membership in the U.K. Partnership was extended from September 30, 2025 to December 31, 2028 (as extended, the “Initial Period”).

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

In the event of a change of control of the U.K. Partnership while Mr. Windeatt was providing substantial services to the Company or an affiliate thereof (the date such event takes effect, the “Windeatt Change of Control”), then (i) prior to the Corporate Conversion, BGC Holdings would grant exchangeable LPUs in replacement of any of the NPSUs then held by Mr. Windeatt, and any such non-exchangeable BGC Holdings LPUs then held by Mr. Windeatt would become exchangeable for shares of the Company’s Class A common stock as follows, and (ii) following the Corporate Conversion, the vesting period for Mr. Windeatt’s RSUs and RSAs would be as follows: (a) in a lump sum following the third anniversary of the Windeatt Change of Control if Mr. Windeatt continuously provides substantial services (as an employee, member, partner, consultant or otherwise) to the Company, any of the individual(s) or entity(ies) which acquire(s) control of the Company (the “Windeatt Controller”), or any affiliate thereof for the three years after the Windeatt Change of Control, or (b) ratably on or about the first through third anniversaries following the Windeatt Change of Control if the Windeatt Controller permanently terminates Mr. Windeatt’s services in all capacities to the Company, the Windeatt Controller, and all affiliates thereof prior to the third anniversary of the Windeatt Change of Control (provided that, in the event of a termination between the first and third anniversaries of the Windeatt Change of Control, the portion of the payment attributed to the anniversary(ies) that passed prior to such termination shall be delivered in a lump sum following such termination, with the outstanding portion to be delivered in accordance with the remaining anniversary(ies)). These rights were subject to compliance by Mr. Windeatt of certain terms and conditions set forth in the applicable agreements, including not engaging in Competitive Activity (as such term is defined under the Partnership Agreement, as amended) at any time prior to the applicable grant of exchangeability. The grant of exchangeability with respect to such LPUs and the acceleration of the vesting with respect to such RSUs and RSAs would be determined in accordance with the Company’s practices when determining discretionary bonuses or awards, and any grants of exchangeability or acceleration of vesting would be subject to the approval of the Compensation Committee.

On February 18, 2025, Mr. Windeatt and the U.K. Partnership executed a Deed of Amendment (the “2025 Deed of Amendment”), which amended the Deed and extends the Initial Period of Mr. Windeatt’s membership in the U.K. Partnership to June 30, 2034. In addition, under the 2025 Deed of Amendment, commencing July 1, 2032, either party may terminate the Deed by giving written notice to the other party at least 24 months prior to the expiration of the Initial Period. Mr. Windeatt’s membership in the U.K. Partnership, unless terminated earlier in accordance with the terms of the Deed, will continue following June 30, 2034 on the same terms and conditions set forth in the Deed until written notice to terminate is provided and the 24-month notice period expires.

Pursuant to the 2025 Deed of Amendment, Mr. Windeatt was entitled to an increase in drawings from an aggregate amount of £700,000 per year (£58,333 per month) (approximately $881,615 per year or $73,467 per month as of February 18, 2025) to an aggregate amount of £750,000 per year (£62,500 per month) (approximately $944,587 per year or $78,716 per month as of February 18, 2025) effective January 1, 2025, which shall be reviewed by the Compensation Committee annually. Additionally, in connection with the execution of the 2025 Deed of Amendment, Mr. Windeatt was awarded a one-time allocation of profit in the sum of $460,000 (less applicable income tax deductions and insurance contributions).

The 2025 Deed of Amendment extends Mr. Windeatt’s employee non-solicitation provision duration to thirty-six (36) months. All other terms and conditions of Mr. Windeatt’s membership in the U.K. Partnership are unaffected by the 2025 Deed of Amendment.

In addition, the Compensation Committee approved a separate consultancy agreement between Mr. Windeatt and the U.K. Partnership dated February 24, 2017, under which Mr. Windeatt will be paid a fee of £8,333.33 per month (£100,000 per year) for his services, commencing upon the termination of his membership in the U.K. Partnership until the earlier of two years following such termination or such time as the U.K. Partnership chooses to terminate the engagement (the “Windeatt Consultancy Agreement”). The Windeatt Consultancy Agreement subjects Mr. Windeatt to restrictive covenants on substantially the same terms as set forth in the Windeatt Deed, which will be applicable for a two-year period subsequent to his consultancy termination.

John Abularrage Agreements

Abularrage Employment Agreement

On February 18, 2025, BGC Financial, L.P. (“BGCF”) entered into an amended and restated employment agreement with John J. Abularrage, effective as of February 18, 2025 (the “Abularrage Employment Agreement”). Pursuant to the terms of the Abularrage Employment Agreement, Mr. Abularrage will receive a base salary of $750,000 (“Base Salary”) per year and an annual bonus of $2,500,000 (with the Base Salary, the “Guaranteed Total Compensation”) provided that Mr. Abularrage remains in Good Standing (as defined in the Abularrage Employment Agreement). The Board may determine in its discretion to award up to twenty-five percent (25%) of Mr. Abularrage’s annual Guaranteed Total Compensation in the form of an equity award of RSUs vesting in equal annual installments over 5 years.

The Abularrage Employment Agreement provides for a term through at least December 31, 2034 (the “Abularrage Employment Term”) except the Company may terminate the Abularrage Employment Term earlier than the expiration of the Abularrage Employment Term by written notice (i) in the case of disability, or (ii) for Cause (as each term is defined therein). Mr. Abularrage shall remain an employee of the Company after the expiration of the Abularrage Employment Term except if either party provides at least thirty-six (36) months’ written notice (the “Termination Notice”). If the Abularrage Employment Term is terminated via the Termination Notice, any of Mr. Abularrage’s RSUs granted under the Abularrage Employment Agreement shall continue to vest for a period of one (1) year following the termination of the Abularrage Employment Term, or two (2) years following the termination of the Abularrage Employment Term if Mr. Abularrage was paid at least $3,250,000 in excess of his Guaranteed Total Compensation, including any signing bonus previously distributed pursuant to Mr. Abularrage’s prior employment agreement, during the Abularrage Employment Term, provided that in each case Mr. Abularrage has not materially breached any of the provisions of the Abularrage Employment Agreement during the Abularrage Employment Term and complies with the non-competition and non-solicitation provisions as described below.

The Abularrage Employment Agreement provides for customary confidentiality provisions. Pursuant to the Abularrage Employment Agreement, Mr. Abularrage is subject to (i) a non-competition provision during the Term and for a period of one (1) year following the termination of the Abularrage Employment Term or two (2) years in the case that Mr. Abularrage was paid at least $3,250,000 in excess of his Guaranteed Total Compensation, including any signing bonus previously distributed pursuant to Mr. Abularrage’s prior employment agreement, during the Abularrage Employment Term (the “Restrictive Period”), (ii) a non-solicitation provision relating to the Company’s clients (as described therein) for the Restrictive Period, and (iii) a non-solicitation provision relating to the Company’s employees for a period of three (3) years following the termination of the Abularrage Employment Term. During the Restrictive Period. Mr. Abularrage shall be paid monthly an amount equal to one-twelfth (1/12th) of his annualized salary at the time of the termination of the Abularrage Employment Term, provided that Mr. Abularrage is in compliance with all restrictive covenants set forth in the Abularrage Employment Agreement.

Abularrage Bonus Pool Letter

On February 18, 2025, BGCF entered into an amended and restated bonus pool letter with John J. Abularrage, effective as of February 18, 2025 (the “Abularrage Bonus Letter”). Under the terms of the Abularrage Bonus Letter, Mr. Abularrage is eligible for a seventy-five percent (75%) allocation (“Pool Allocation”) of an incentive bonus pool (the “Bonus Pool”) relating to the Profit Before Tax (“PBT”) of the Core Business, Americas Acquisitions, and Portfolio Match businesses of the Company, each as described therein, during the Abularrage Employment Term. The Compensation Committee shall determine the Bonus Pool annually and make all final determinations on a calendar year basis. Pursuant to the terms of the Abularrage Bonus Letter, up to twenty-five percent (25%) of Mr. Abularrage’s bonus compensation under the Abularrage Bonus Letter may be awarded in the form of an equity award of RSUs containing ratable 5-year vesting periods, as determined annually by the Compensation Committee.

With respect to each calendar year of the Abularrage Employment, the Bonus Pool shall be calculated as: (1) the applicable Bonus Pool Payout Rate (as defined in the Abularrage Bonus Letter) multiplied by the Bonus PBT (as defined in the Abularrage Bonus Letter) plus (2) five percent (5%) of the incremental Portfolio Match PBT (as defined in the Abularrage Bonus Letter), if any, above fifteen million dollars ($15,000,000) (“Bonus PM PBT”), provided that Mr. Abularrage shall only be eligible for Pool Allocation based on a Bonus PM PBT to the extent he has not met his Total Contractual Compensation (as defined in the Abularrage Bonus Letter) cap of $15,000,000 with respect to the same calendar year. If the Bonus PBT is a negative number (the “Bonus PBT Deficit”), then that Bonus PBT Deficit shall be carried forward year to year and offset on a dollar-for-dollar basis as part of the calculation of the Bonus Pool in each subsequent calculation period until such Bonus PBT Deficit has been fully offset. In order to receive bonuses under the Abularrage Bonus Letter, Mr. Abularrage must be in Good Standing (as defined in the Abularrage Employment Agreement) as of the applicable award or grant date of any bonus awards.

Additionally, Mr. Abularrage will be eligible to receive discretionary incentive bonus awards under the BGC Group, Inc. Incentive Bonus Compensation Plan and BGC Group, Inc. Long Term Incentive Plan.

JP Aubin Agreements

Aubin Employment Agreement

On February 18, 2025, BGC Brokers LP (“BGC Brokers”), a subsidiary of the Company, entered into an amended and restated employment agreement with JP Aubin, effective as of February 18, 2025 (the “Aubin Employment Agreement”). Pursuant to the terms of the Aubin Employment Agreement, Mr. Aubin will receive a base salary of €705,000 per year (approximately $739,439 per year as of February 18, 2025) and additional benefits as described therein, including an annual housing allowance of €240,000 per year (approximately $302,892 per year as of February 18, 2025) and company car. Additionally, Mr. Aubin will be eligible to receive discretionary incentive bonus awards under the BGC Group, Inc. Incentive Bonus Compensation Plan and BGC Group, Inc. Long Term Incentive Plan.

The Aubin Employment Agreement provides for a term through at least December 31, 2029 (the “Aubin Employment Term”), except in the case that either party provides at least (i) two (2) years’ notice to terminate with such notice not to expire prior to the last day of the Aubin Employment Term, (ii) three (3) months’ notice to terminate the Aubin Employment Term in the case of injury or sickness for six (6) consecutive months in any period of twelve (12) months, or (iii) for cause.

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

Aubin Consultancy Agreement

On February 18, 2025, the U.K. Partnership entered into a consultancy contract with JP Aubin, effective as of February 18, 2025 (the “Aubin Consultancy Agreement”). Pursuant to the terms of the Aubin Consultancy Agreement, Mr. Aubin will receive a consultancy fee of €100,000 per year (approximately $104,885 per year as of February 17, 2025). The Aubin Consultancy Agreement provides for a term commencing on the earlier of the termination date of the Aubin Employment Agreement and the Aubin Employment Term, and provides for a term of up to three (3) years following the commencement date, unless otherwise terminated by Mr. Aubin at an earlier date (the “Consultancy Term”).

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

2024 CEO Pay Ratio

The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of BGC and its subsidiaries to the annual total compensation of Mr. H. Lutnick, the Chief Executive Officer and Chairman of the Board of Directors of the Company during 2024.

For 2024, we determined a new median employee in accordance with SEC rules. Our median employee was a Customer Support Associate in the United States.

We selected December 31, 2024 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our applicable employees (other than our Chief Executive Officer) for 2024. Based on our internal records, our global employee population as of December 31, 2024 consisted of approximately 4,750 individuals, including full-time, part-time, and temporary employees, with approximately 33% of these employees working in the United States and approximately 67% working in our various non-U.S. locations consisting of Australia, Bahrain, Brazil, Canada, Chile, Colombia, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, New Zealand, People’s Republic of China, Philippines, Republic of Korea, Republic of Mexico, Russian Federation, Singapore, South Africa, Spain, Switzerland, United Arab Emirates and the United Kingdom.

To identify the “median employee,” we aggregated actual base salary earnings or commission draw in 2024, overtime earnings paid in 2024 for employees eligible to earn overtime, bonus awards earned in 2024 and paid in the first quarter of 2025 and the grant date fair value of any equity awards granted in 2024. Bonus awards can consist of discretionary bonuses, forgivable loans, cash advance distribution agreements and promissory notes. We annualized the compensation of employees who began employment during the fiscal year. In addition, for any persons who provide services to Cantor and its affiliates (other than BGC and its consolidated subsidiaries), the total compensation of such persons for purposes of calculating the pay ratio was consistent with the allocations used by the Company for financial accounting purposes in its 2024 consolidated financial statements. We then converted any compensation paid in foreign currency to U.S. dollars using the published rate for December 31, 2024 on https://www.xe.com. The sum of these amounts served as our “consistently applied compensation measure,” we used in identifying the median employee. We did not apply a cost of living adjustment to the data.

Once the median employee was identified, the pay ratio for the annual total compensation of the median employee to the CEO was calculated for the 2024 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

●	the annual total compensation of the median employee of the Company (other than the CEO) was $128,205;

●	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $15,000,000; and

●	the ratio of the annual total compensation of the CEO to the median employee of the Company was approximately 117 to 1.

Pay Versus Performance

We are required by SEC rules to disclose information regarding the relationship between “compensation actually paid,” as that term is used in Item 402(v) of Regulation S-K, to our named executive officers (“NEOs”), including Mr. H. Lutnick, who served as our principal executive officer (“PEO”) during the periods described below and the NEOs listed in the following table other than the PEO (the “non-PEO NEOs”), and the financial performance of the Company. The following table sets forth additional compensation information for our PEO and non-PEO NEOs during the periods described below along with total stockholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2020, 2021, 2022, 2023 and 2024. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” differ significantly from the Summary Compensation Table calculation of compensation, as well as from the way in which we and our Compensation Committee view annual compensation decisions, as discussed in the Compensation Discussion and Analysis. It does not reflect the amount of compensation actually realized or received by our NEOs during the applicable year. Footnote (5) below sets forth the adjustments from the Total Compensation for the PEO and Average Total Compensation for the non-PEO NEOs reported in the Summary Compensation Table to arrive at the values presented for “compensation actually paid” for each of the fiscal years shown.

			Average		Value of Initial Fixed $100
	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(5)	Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(2)(5)	Total Shareholder Return	Peer Group Total Shareholder Return(3)	Net Income (in thousands)	Total Revenues (in thousands)(4)
Year (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2024	$15,000,000	$16,895,142	$2,699,507	$3,382,160	$163.72	$121.70	$123,228	$2,262,818
2023	$17,044,535	$17,129,973	$2,813,060	$2,875,959	$129.49	$84.99	$38,775	$2,025,401
2022	$13,000,000	$13,098,272	$1,677,060	$1,742,607	$67.10	$66.34	$58,867	$1,795,302
2021	$19,831,245	$19,926,553	$2,144,445	$2,189,041	$81.89	$62.03	$153,488	$2,015,364
2020	$12,000,000	$12,156,610	$2,847,239	$2,906,417	$69.88	$76.07	$50,918	$2,056,761

(1)	The PEO was Mr. H. Lutnick during all periods presented.

(2)	The non-PEO NEOs in fiscal years 2023 and 2024 consisted of Messrs. Merkel, Windeatt, and Hauf. The non-PEO NEOs in fiscal year 2022 consisted of Messrs. Merkel, Windeatt, Hauf and Steven Bisgay. Mr. Bisgay served as Chief Financial Officer of the Company until June 6, 2022, and Mr. Hauf began serving as Chief Financial Officer on that date. When calculating the average compensation for the non-PEO NEOs in fiscal year 2022, each of Messrs. Bisgay and Hauf are included in the denominator of such calculation. The non-PEO NEOs in fiscal year 2021 consisted of Messrs. Merkel, Windeatt, and Bisgay, who each served for the entirety of the year. The non-PEO NEOs in fiscal year 2020 consisted of Messrs. Merkel, Windeatt, Bisgay, and Shaun Lynn. Mr. Lynn served as President of the Company until October 1, 2020, when he became Vice Chairman of the Company and no longer served as an executive officer. Accordingly, when calculating the average compensation for the non-PEO NEOs in fiscal year 2020, Mr. Lynn’s compensation for the entire year is included, as he continued his service to the Company after ceasing to be an executive officer. When calculating Mr. Windeatt’s portion of the average compensation for the non-PEO NEOs for each fiscal year, his portion was calculated using the applicable exchange rate as set forth in the notes to the Summary Compensation Table.

(3)	The peer group consists of Compagnie Financière Tradition SA and TP ICAP plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group on December 31, 2019.

(4)	The Company selected Total Revenues to be the most important financial performance measure that is not otherwise required to be disclosed in the table above used by the Company to link “compensation actually paid” to its NEOs for the most recently completed fiscal year to its performance. While Total Revenues was chosen for this table, our executive compensation programs use a balanced portfolio of measures to drive short and long-term objectives aligned with our strategy and shareholder interests as further described in our Compensation Discussion and Analysis above.

(5)	“Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO NEOs).

Because our Incentive Plan bonus opportunities are initially denominated in cash and do not include a right to receive stock, as described in the footnotes to the Summary Compensation Table, when the Compensation Committee decides after the performance year is over to pay a portion of the Incentive Plan awards for such fiscal year in RSUs we present such RSUs as Non-Equity Incentive Plan Compensation in column (g) of the Summary Compensation Table for the performance year rather than as Equity Awards in column (e) of the Summary Compensation Table in the year of grant. To avoid double-counting such awards when calculating “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e), they are neither deducted nor added in the year of grant, consistent with their presentation in the Summary Compensation Table. Similarly, for periods prior to the Corporate Conversion, the adjustments below do not include partnership-unit based awards granted pursuant to the Incentive Plan and reported in column (g) in the Summary Compensation Table in the applicable performance year at full notional value and not subsequently reportable as “Equity Awards” in column (e) of the Summary Compensation Table.

For full fiscal years after the Corporate Conversion, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table: (i) the dividend or dividend equivalents paid in the applicable period; (ii) the increase or decrease in fair market value of any unvested RSUs or RSAs issued in previous years and held by the PEO or non-PEO NEOs as of December 31 of the applicable period from their fair market value as of December 31 of the prior period; (iii) the increase or decrease from the grant date in fair market value of any unvested RSUs issued in the applicable period held by the PEO and non-PEO NEOs as of December 31 of the applicable period from their grant date; and (iv) the increase or decrease in fair market value from December 31 of the prior year of any RSUs or RSAs issued in previous years that vested during the applicable period.

Adjustments to Determine Compensation Actually Paid to PEO	2024	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	—	$(2,044,535)	—	$(7,831,243)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—	—
Increase/decrease for change in fair value from grant date of stock and option awards granted during year that are outstanding and unvested as of year-end	$1,895,142	—	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	$2,044,535	—	$7,831,243	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end		—	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year		$62,899	$87,397	$44,596	$59,178
Total Adjustments	$1,895,142	$62,899	$87,397	$44,596	$59,178

Adjustments to Determine Compensation Actually Paid to Non-PEO NEOs	2024	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	—	$(406,908)	—	$(111,565)	$(418,239)
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—	—
Increase/deduction for change in fair value from grant date of stock and option awards granted during year that are outstanding and unvested as of year-end	$149,256	—	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	$306,511	—	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	$406,908	—	$111,565	$418,239
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	—	—	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	$174,057	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$52,829	$62,899	$87,397	$44,596	$59,178
Total Adjustments	$682,653	$62,899	$87,397	$44,596	$59,178

Analysis of the Information Presented in the Pay Versus Performance Table

While we utilize several performance measures to align executive compensation with Company performance, not all of those measures are presented in the Pay Versus Performance table set forth above. Moreover, in determining the compensation of our executive officers, our Compensation Committee considers a holistic view of a variety of factors, both qualitative and quantitative, consistent with our periodic overall goals and therefore we do not specifically align our performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. See “Compensation Discussion and Analysis — Compensation Philosophy” for more information.

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between (1) “compensation actually paid” to our PEO and “average compensation actually paid” to our non-PEO NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure:

TSR. The graphs below show the relationship between (1) “compensation actually paid” to our PEO and the average of “compensation actually paid” to our non-PEO NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the five fiscal years ended December 31, 2024.

Net Income. The graph below shows the relationship between “compensation actually paid” to our PEO and the average of the “compensation actually paid” to our non-PEO NEOs and net income, as reported in our consolidated financial statements, over the five fiscal years ended December 31, 2024.

Company Selected Measure (CSM). The graph below shows the relationship between “compensation actually paid” to our PEO and the average of the “compensation actually paid” to our non-PEO NEOs and our Total Revenues over the five fiscal years ended December 31, 2024.

Performance Measures Tabular List

The table below lists our most important performance measures, including the Company Selected Measure, used to link “compensation actually paid” for our NEOs to Company performance for the fiscal year ended December 31, 2024. The performance measures included in this table are not ranked by relative importance.

Performance Measures

Total Revenues
Total Fenics Revenues
Pre-tax Adjusted Earnings
Data, Software & Post-Trade Growth
Catalyst Transactions and Hires, Acquisitions, and Strategy Development
Retentive Compensation Considerations

Compensation of Directors

Directors who are also our employees or those of our affiliates do not receive additional compensation for serving as directors. The compensation schedule for our directors who are not our employees or those of our affiliates, collectively referred to as “non-employee directors,” is as follows: the annual cash retainer is $100,000, the annual stipend for the chair of our Compensation Committee is $15,000, the annual stipend for the chair of our Audit Committee is $25,000 and the annual stipend for the chair of our ESG Committee is $15,000. We also pay $2,000 for each meeting of our Board and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Only one meeting of our Board and Committees shall occur on each calendar day for which payment shall be provided. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by the Board, including interviewing candidates. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or committees of our Board on which they serve. From time to time, our Board and Committees may receive an additional stipend for service on other special committees or similar service.

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of a non-employee director, we grant to such non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 based on the closing price of our Class A common stock on the trading date of the appointment or initial election of the non-employee director (rounded down to the next whole share). These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such dates.

Thereafter, we annually grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $50,000 based on the closing price of our Class A common stock on the date of his or her re-election (rounded down to the next whole share) in consideration for services provided. These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such dates.

2024 Director Compensation Payments

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2024:

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Linda A. Bell Director	162,000	50,000	—	—	—	—	212,000
David P. Richards Director	147,000	50,000	—	—	—	—	197,000
Arthur U. Mbanefo Director	187,000	50,000	—	—	—	—	237,000
William Addas Director	147,000	50,000	—	—	—	—	197,000

(1)	Mr. H. Lutnick is not included in this table as during 2024 he was an employee of our Company and thus received no compensation for his services as director in 2024. The compensation received by Mr. H. Lutnick for 2024 as an employee of our Company is shown in the Summary Compensation Table, which includes compensation paid with respect to 2024.

(2)	Reflects the grant date fair value of RSUs granted on September 16, 2024 to each of Messrs. Richards, Mbanefo, Addas, and Dr. Bell. More information with respect to the calculation of these amounts is included in “Note 18. Compensation” in the notes to the consolidated financial statements included in the Original 10-K. As of December 31, 2024, Messrs. Richards and Mbanefo and Dr. Bell each had 15,615 RSUs outstanding, and Mr. Addas had 16,126 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2024. As of December 31, 2024, none of the non-employee directors had any options outstanding.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board and the Committee will evaluate the appropriate steps to take in relation to the foregoing.

Compensation Committee Interlocks and Insider Participation

During 2024, the Compensation Committee of our Board consisted of Dr. Bell and Messrs. Richards, Mbanefo and Addas. All the members who served on our Compensation Committee during 2024 were independent directors. No member of the Committee had any relationship with the Company during 2024 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. H. Lutnick, during 2024, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board. In 2024, Mr. H. Lutnick served on the board of directors of Newmark but did not serve on Newmark’s compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, 2025, with respect to the beneficial ownership of our Common Equity by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of our current and former named executive officers, (iii) each of our current directors and (iv) the current executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, NY 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.(2)	93,340,477	(3)	85.3	(4)	93,340,477	(5)	19.8	(6)
CF Group Management, Inc.	96,313,001	(7)	88.0	(4)	96,313,001	(8)	20.3	(9)
BlackRock, Inc.(1)	—		—		51,134,044		13.5
The Vanguard Group(1)	—		—		32,775,445		8.7
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick (former Chief Executive Officer)	109,232,871	(10)	99.8	(4)	126,889,457	(11)	26.1	(12)
Stephen M. Merkel	—		—		68,666	(13)	*
Sean A. Windeatt	—		—		246,360	(14)	*
John J. Abularrage	—		—		114,147	(15)	*
JP Aubin	—		—		576,214	(16)	*
Jason W. Hauf	—		—		4,780	(17)	*
Directors
Brandon G. Lutnick	4,119,184	(18)	3.8	(4)	6,103,987	(19)	1.6	(20)
Linda A. Bell	—		—		26,614	(21)	*
David P. Richards	—		—		10,569	(22)	*
Arthur U. Mbanefo	—		—		40,682	(23)	*
William Addas	—		—		11,079	(24)	*
All current executive officers and directors as a group (10 persons)	4,119,184		3.8		7,203,098		1.9	(20)

*	Less than 1%.

(1)	Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d), 13(g), and 16(a) of the Exchange Act. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of BlackRock, Inc. is 50 Hudson Yards, New York, New York 10001.

(2)	Cantor has pledged to a financial institution, pursuant to a Put and Pledge Agreement, dated as of July 21, 2017 and as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion, 10,000,000 shares of our Class A common stock in connection with a loan program established for certain employees and partners of Cantor and its affiliates. On November 23, 2018, those Class A shares were converted into 10,000,000 shares of our Class B common stock and remain pledged in connection with the partner loan program.

(3)	Consists of 93,340,477 shares of our Class B common stock held directly.

(4)	Percentage based on 109,452,953 shares of our Class B common stock outstanding as of April 1, 2025.

(5)	Consists of 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held directly.

(6)	Percentage based on (i) 377,574,357 shares of our Class A common stock outstanding as of April 1, 2025, and (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock.

(7)	Consists of (i) 2,972,524 shares of our Class B common stock held by CFGM, and (ii) 93,340,477 shares of our Class B common stock held by Cantor. CFGM is the managing general partner of Cantor.

(8)	Consists of (i) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM, and (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor.

(9)	Percentage based on (i) 377,574,357 shares of our Class A common stock outstanding as of April 1, 2025, (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor, and (iii) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM.

(10)	Mr. H. Lutnick’s holdings consist of:

(i)	8,973,721 shares of our Class B common stock held directly;

(ii)	2,972,524 shares of our Class B common stock held by CFGM;

(iii)	93,340,477 shares of our Class B common stock held by Cantor;

(iv)	1,610,182 shares of our Class B common stock held by a limited liability company (the “LLC Holder”); and

(v)	2,335,967 shares of our Class B common stock held by KBCR, by virtue of Mr. H. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor.

(11)	Mr. H. Lutnick’s holdings consist of:

(i)	5,616,612 shares of our Class A common stock held directly;

(ii)	611,535 shares of our Class A common stock held in Mr. H. Lutnick’s 401(k) account (as of March 31, 2025);

(iii)	10,827,501 shares of our Class A common stock held in various trust and retirement consisting of (A) 10,489,582 shares held in Mr. H. Lutnick’s personal asset trust, of which he is the sole trustee, (B) 293,049 shares held in a Keogh retirement account for Mr. H. Lutnick, (C) 8,907 shares held by trust accounts for the benefit of Mr. H. Lutnick, (D) 34,921 shares held in other retirement accounts, and (E) 1,042 shares held in other retirement accounts for the benefit of Mr. H. Lutnick’s spouse;

(iv)	2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM;

(v)	93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor;

(vi)	8,973,721 shares of our Class A common stock acquirable upon conversion of 8,973,721 shares of our Class B common stock held directly;

(vii)	1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by the LLC Holder;

(viii)	2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR; and

(ix)	600,938 shares of our Class A common stock owned of record by KBCR.

(12)	Percentage based on (i) 377,574,357 shares of our Class A common stock outstanding as of April 1, 2025, (ii) 93,340,477 shares of our Class A common stock acquirable upon conversion of 93,340,477 shares of our Class B common stock held by Cantor, (iii) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM, (iv) 8,973,721 shares of our Class A common stock acquirable upon conversion of 8,973,721 shares of our Class B common stock held by Mr. H. Lutnick, (v) 1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by the LLC Holder, and (vi) 2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR.

(13)	Mr. Merkel’s holdings consist of (i) 16,511 shares of our Class A common stock held directly, (ii) 45,897 shares of our Class A common stock held in Mr. Merkel’s 401(k) account (as of March 31, 2025) and (iii) 6,258 shares of our Class A common stock held in trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee.

(14)	Mr. Windeatt’s holdings consist of 246,360 shares of our Class A common stock held directly.

(15)	Mr. Abularrage’s holdings consist of 114,147 shares of our Class A common stock held directly.

(16)	Mr. Aubin’s holdings consist of 576,214 shares of our Class A common stock held directly.

(17)	Mr. Hauf’s holdings consist of 4,780 shares of our Class A common stock held directly.

(18)	Mr. B. Lutnick’s holdings consist of:

(i)	1,610,182 shares of our Class B common stock held by the LLC Holder;

(ii)	2,335,967 shares of our Class B common stock held by KBCR, by virtue of Mr. B. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor; and

(iii)	173,035 shares of our Class B common stock held by LFA.

(19)	Mr. B. Lutnick’s holdings consist of:

(i)	1,333,625 shares of our Class A common stock held in various trusts and custodial accounts consisting of (A) 8,777 shares held in a custodial account for the benefit of Mr. B. Lutnick under the Uniform Gifts for Minors Act, (B) 794,308 shares held by various trust accounts for the benefit of the descendants of Mr. H. Lutnick and his immediate family, through Mr. B. Lutnick’s position as trustee with decision making control, (C) 530,540 shares held by trust accounts for the benefit of Mr. H. Lutnick’s immediate family members;

(ii)	600,938 shares of our Class A common stock owned of record by KBCR;

(iii)	50,240 shares of our Class A common stock owned of record by LFA;

(iv)	1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by the LLC Holder;

(v)	2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR; and

(vi)	173,035 shares of our Class A common stock acquirable upon conversion of 173,035 shares of our Class B common stock held by LFA.

(20)	Percentage based on (i) 377,574,357 shares of our Class A common stock outstanding as of April 1, 2025, (ii) 1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by the LLC Holder, (iii) 2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR, and (iv) 173,035 shares of our Class A common stock acquirable upon conversion of 173,035 shares of our Class B common stock held by LFA.

(21)	Dr. Bell’s holdings consist of 26,614 shares of our Class A common stock held directly.

(22)	Mr. Richards’ holdings consist of 10,569 shares of our Class A common stock held directly.

(23)	Mr. Mbanefo’s holdings consist of 40,682 shares of our Class A common stock held directly.

(24)	Mr. Addas’ holdings consist of 11,079 shares of our Class A common stock held directly.

Equity Compensation Plan Information as of December 31, 2024

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	72,543,790	$5.24	440,808,693
Equity compensation plans not approved by security holders	—	—	—
Total	72,543,790	$5.24	440,808,693

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor or Newmark, the relationship between us and Cantor or Newmark and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or, historically, purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “— Stock Repurchase Program”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after an opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Ethics, both of which are publicly available on our website at www.bgcg.com/esg/governance/ under the headings “Audit Committee Charter” and “Code of Business Conduct and Ethics,” respectively. Related party transactions with Newmark are also reviewed by the Newmark board and its audit committee under their own policies.

Transactions with Executive Officers

On January 2, 2024, Mr. Merkel sold 136,891 shares of Class A common stock to BGC Group at $6.98 per share, the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to BGC Group’s stock buyback authorization.

From time to time, the Compensation Committee approves the acceleration of RSUs or other awards (and prior to the Corporate Conversion, the monetization of previously issued and outstanding partnership units) in order to provide liquidity to the executives, taking into consideration the retentive impact of the remaining units held by the executives. See “Compensation Discussion and Analysis — Transactions with Executive Officers and Directors” and “Compensation Discussion and Analysis — Standing Policy for Mr. Howard W. Lutnick” for more information.

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

As a result of the Corporate Conversion, on July 1, 2023:

●	64.0 million units of BGC Holdings held by Cantor (“Cantor units”), including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75.0 million in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. As of April 1, 2025, the Company has issued approximately $16.8 million of BGC Group Class A common stock in connection with acquisitions since the Corporate Conversion;

●	BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or RSAs outstanding as of June 30, 2023; and

●	non-exchangeable limited partnership units of BGC Holdings were converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million RSAs, 25.3 million RSUs, and $74.0 million of RSU Tax Accounts upon the conversion of the non-exchangeable shares of Holdings Merger Sub.

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

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of Newmark’s IPO, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into a Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC Partners, Cantor, Newmark and their respective subsidiaries regarding, among other things:

●	the principal corporate transactions pursuant to which the BGC group transferred to the Newmark group the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business, effecting the Separation;

●	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

●	the IPO and certain pre-IPO contributions of assets by BGC Partners to Newmark in exchange for additional shares thereof;

●	the assumption and repayment of indebtedness by the BGC group and the Newmark group, as further described below;

●	the Spin-Off, including the termination of certain arrangements between the BGC group and the Newmark group immediately prior thereto;

●	the BGC Holdings distribution;

●	indemnities by and among the BGC group, the Newmark group and Cantor and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities with respect to liabilities retained or assumed by the BGC group or the Newmark group, as applicable, and/or resulting from breaches of the agreement; and

●	future access to information, records and personnel necessary or appropriate to comply with regulatory requests or inquiries, for the preparation of financial statements or tax returns, or to conduct litigation.

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

Corporate Governance Matters

Until six months after Cantor ceases to hold 5% of our voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of the members of our Board who have been found to qualify as “independent” in accordance with the published listing requirements of Nasdaq. See “— Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”

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

Commissions; Market Data; Clearing

Pursuant to the BGC separation agreement, Cantor has a right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. This right will terminate upon the earlier of a change of control of Cantor and the last day of the calendar quarter during which Cantor represents one of our 15 largest customers in terms of transaction volume. In addition, Cantor has an unlimited right to internally use our market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between us and Cantor are subject to prior approval by our Audit Committee. During the year ended December 31, 2024, we recorded revenues from Cantor entities of $0.3 million, related to commissions paid to us by Cantor. These revenues are included as part of “Commissions” in our Consolidated Statements of Operations.

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

The U.S. Master ASA provides that direct costs incurred by the service provider are charged back to the service recipient. Additionally, for rental expense and insurance, costs are determined based on each party’s pro rata portion of (i) rental expense (based on square footage used) during the terms of the leases for such spaces, (ii) general liability or business interruption insurance expense (based on total revenues), and (iii) property and casualty insurance (based on headcount). In connection with the services Cantor provides, we and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of ours. For the year ended December 31, 2024, we were charged $107.6 million for the services provided by Cantor and its affiliates, of which $75.1 million was to cover compensation to leased employees. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in our Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in our Consolidated Statements of Operations.

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

The U.K. Master ASA provides that direct costs incurred by the service providers are charged back to the recipient, plus a mark-up (if any), as the parties may agree from time to time, which has generally been 7.5% for services provided to Cantor. BGC charges Cantor on the same basis as it charges Tower Bridge (although it charges Tower Bridge without any markup). Tower Bridge and its affiliates charge Cantor on the basis described above for the assets and office space they provide. Additionally, for rental expense and insurance, costs are determined based on each party’s pro rata portion of (i) rental expense (based on square footage used) during the terms of the leases for such spaces, and (ii) insurance expense (based on square footage used). Each recipient of services remains responsible for its own regulatory and other compliance functions. These revenues are included as part of “Fees from related parties” in our Consolidated Statements of Operations. For the year ended December 31, 2024, we recognized related party revenues of $20.7 million for the services provided to Cantor and its affiliates.

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

We own 52% of Tower Bridge and consolidate it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in our Consolidated Statements of Financial Condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in our Consolidated Statements of Operations. For the year ended December 31, 2024, Cantor’s share of the net profit of Tower Bridge was $2.2 million.

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

FMX Administrative Services Agreement

In connection with the FMX Separation (as defined below), on April 23, 2024, Tower Bridge and Fenics Markets Exchange, LLC (“FMX”) entered into an Administrative Services Agreement, pursuant to which Tower Bridge would provide certain administrative services and technology services to FMX. See “— FMX” for additional information on FMX.

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

Registration Rights Agreement

In connection with the Corporate Conversion, BGC Group and Cantor entered into an Amended, Restated and Consolidated Registration Rights Agreement, dated as of July 1, 2023 (the “Amended, Restated and Consolidated Registration Rights Agreement”), to consolidate and restate the registration rights agreements entered into between Cantor and BGC Partners (and its predecessors) in 1999 and 2008.

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

Notes Payable and Market-Making Transactions

Notes Exchange Offers

On October 6, 2023, BGC Group completed an exchange offer, in which BGC Group offered to exchange BGC Partners’ then-outstanding senior notes for new notes to be issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash (the “Exchange Offer”). Cantor held $14.5 million of BGC Partners’ 4.375% Senior Notes due 2025, which it exchanged in the Exchange Offer for $14.5 million of our 4.375% Senior Notes due 2025, which Cantor held as of December 31, 2024.

6.600% Senior Notes due 2029

On June 10, 2024, BGC Group issued an aggregate of $500.0 million principal amount of 6.600% Senior Notes due 2029. $0.4 million of underwriting fees were payable to CF&Co.

Market-Making Transactions

On October 19, 2023, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of our 3.750% Senior Notes due 2024, our 4.375% Senior Notes due 2025 and our 8.000% Senior Notes due 2028 in connection with ongoing market-making transactions which could occur from time to time.

On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 4.375% Senior Notes due 2025, our 8.000% Senior Notes due 2028 and BGC Group 6.600% Senior Notes due 2029 in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s other affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Also on November 8, 2024, market-making transactions pursuant to the resale registration statement described in the paragraph above were terminated.

6.150% Senior Notes due 2030

On April 2, 2025, BGC Group issued an aggregate of $700.0 million principal amount of 6.150% Senior Notes due 2030. $0.4 million of underwriting fees were payable to CF&Co.

CEO Program

On March 8, 2021, we filed a controlled equity offering (“CEO Program”) Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis (the “March 2021 Form S-3 Registration Statement”). On July 8, 2022, we filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC and we entered into a Controlled Equity OfferingSM sales agreement with CF&Co (the “August 2022 Sales Agreement”) on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes (the “July 2023 Sales Agreement”). BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of December 31, 2024, we had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement.

Certain Financial Advisory Fees and Commissions Paid by the Company to CF&Co

On August 2, 2010, we were authorized to engage CF&Co and its affiliates to act as financial advisors in connection with one or more third-party business combination transactions as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time in connection with certain business combination transactions, and, in some cases, the Company may issue shares of BGC Class A common stock in full or partial payment of such fees. The Company did not pay any fees to CF&Co in connection with the disposition transactions during the year ended December 31, 2024.

On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equity securities. Such stock loan transactions will bear market terms and rates. During the year ended December 31, 2024, we did not have any stock loan transactions with CF&Co. Securities loaned in stock loan transactions are included in “Securities loaned” in our Consolidated Statements of Financial Condition.

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

As of December 31, 2024, we had additional liabilities to the Cantor Relief Fund and The Cantor Foundation (U.K.) for $13.2 million, which included $9.5 million of additional expense taken in September 2024, above the original $40.0 million commitment.

Clearing Agreements with Cantor

We and our subsidiaries receive certain clearing services from Cantor and its subsidiaries pursuant to several clearing agreements, including the Clearing Services Agreement, dated May 9, 2006 (the “Clearing Services Agreement”), between CF&Co and BGCF. These clearing services are provided in exchange for payment by the Company and its subsidiaries for certain clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s Consolidated Statements of Operations.

On June 7, 2024, we amended the Clearing Services Agreement to modify the rate charged by CF&Co for posting margin in respect of trades cleared on behalf of BGCF to a rate equal to CF&Co’s cost of funding such margin through a draw on a third party credit facility provided to CF&Co for which the use of proceeds is to finance clearinghouse margin deposits and related transactions.

Clearing Capital Agreement with Cantor

In November 2008, the Company entered into a clearing capital agreement with Cantor (the “Clearing Capital Agreement”) with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on the Company’s behalf. In June 2020, the Clearing Capital Agreement was amended to cover Cantor providing clearing services in all eligible financial products to the Company and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to BGC, Cantor shall be entitled to request from the Company cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Capital Agreement or Cantor will post cash or other collateral on BGC’s behalf for a commercially reasonable charge. On June 7, 2024 we amended the Clearing Capital Agreement to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions. The Clearing Capital Agreement amendment also assigned BGC Partners’ rights and obligations thereunder to BGC Group.

During the year ended December 31, 2024, the Company was charged $4.4 million by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of December 31, 2024 at a fair value of $124.6 million.

FMX

Separation and Investment

On April 23, 2024, BGC, FMX, and Cantor entered into a separation agreement pursuant to which BGC contributed the assets and liabilities related to FMX’s business to FMX (the “FMX Separation”) and pursuant to which BGC and FMX agreed to certain restrictions in the operations of their respective businesses. Following the FMX Separation, between April 23, 2024 and April 24, 2024, Bank of America, Barclays, Citadel Securities, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo contributed $172 million into FMX in exchange for a 25.75% ownership interest in FMX at a post-money equity valuation of $667 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem.

Non-conforming Subordination Agreements

On June 26, 2024, the Audit Committee of BGC approved the entry into one or more Non-Conforming Subordination Agreements (any such agreement, a “NCSA”) by BGC or its subsidiaries, including FMX, with CF&Co (or its affiliates). Pursuant to any NCSA, the BGC party would acknowledge that its brokerage account(s) held at CF&Co are not “customers” of CF&Co and would agree to subordinate its right to receive securities or funds held in such accounts to the claims of Cantor’s customers. This acknowledgment and agreement by the relevant BGC party enables CF&Co to receive such securities or funds from the BGC party and post them with the Fixed Income Clearing Corporation (“FICC”) without requiring that they be segregated. CF&Co and FMX entered into an NCSA on July 11, 2024.

FMX Administrative Services Agreement

In connection with the FMX Separation, on April 23, 2024, Tower Bridge and FMX entered into an Administrative Services Agreement, pursuant to which Tower Bridge would provide certain administrative services and technology services to FMX.

Receivables from and Payables to Related Broker-Dealers

We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% economic interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. Amounts due to or from Cantor and Freedom, which is one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s Consolidated Statements of Financial Condition. As of December 31, 2024, the Company had receivables from Freedom of $1.3 million. As of December 31, 2024, the Company had $4.8 million in receivables from Cantor related to open derivative contracts. As of December 31, 2024, the Company had $4.0 million in payables to Cantor related to open derivative contracts. As of December 31, 2024, the Company had $0.1 million in receivables from Cantor related to fails and pending trades.

Other Transactions with Cantor

Treasury Fails

We are authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2024, Cantor had not facilitated any repurchase agreements between the Company and Cantor for the purpose of financing fails.

Reverse Repurchase Agreements

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2024, we had no reverse repurchase agreements outstanding.

FX Exposure

To more effectively manage our exposure to changes in FX rates, we and Cantor have agreed to jointly manage the exposure. As a result, we are authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between us and Cantor. The amount allocated to each party is based on the total net exposure for us and Cantor. The ratio of gross exposures of Cantor and us is utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2024, we recognized our share of FX loss of $4.1 million.

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

Asset Backed Commercial Paper

In August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2024, we did not have any investments in the program.

Intercompany Credit Agreement with Cantor

On March 19, 2018, BGC Partners entered into a Credit Agreement with Cantor (the “Intercompany Credit Agreement”). The Intercompany Credit Agreement provides for each party and certain of its subsidiaries to issue loans to the other party or any of its subsidiaries at the lender’s discretion in an aggregate principal amount up to $250.0 million outstanding at any time. The Intercompany Credit Agreement replaced the previous Credit Facility between BGC Partners and an affiliate of Cantor. On August 6, 2018, BGC Partners entered into an amendment to the Intercompany Credit Agreement, which increased the aggregate principal amount that could be loaned to the other party or any of its subsidiaries from $250.0 million to $400.0 million that can be outstanding at any time. On October 6, 2023, BGC Group assumed all rights and obligations of BGC Partners under the Intercompany Credit Agreement.

On March 8, 2024, we entered into a second amendment to the Intercompany Credit Agreement. The second amendment provides that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 25 basis points less than the interest rate on the respective borrower’s short-term borrowing rate then in effect. Previously, the parties and their respective subsidiaries could borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 1.00% higher than the higher of Cantor’s or BGC’s short-term borrowing rate then in effect. The Intercompany Credit Agreement will mature on the earlier to occur of (a) if prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance thereof, March 19, 2026, and if such notice is not timely given, then the maturity date of the Intercompany Credit Agreement will continue to be extended for additional successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the Intercompany Credit Agreement by either party pursuant to its terms.

On June 7, 2024, we entered into a third amendment to the Intercompany Credit Agreement. The third amendment provides that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million pursuant to a new category of “FICC-GSD Margin Loans.” FICC-GSD Margin Loans are loans made by a party to the Intercompany Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades. FICC-GSD Margin Loans will bear interest at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. The maturity date in respect of FICC-GSD Margin Loans will not exceed 35 days from the date the loan is made, unless otherwise agreed by the parties. All other terms of the Intercompany Credit Agreement, including terms applicable to loans made thereunder that are not FICC-GSD Margin Loans, remain the same.

On March 12, 2024, we borrowed $275.0 million from Cantor under the Intercompany Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. The interest rate on this facility was 6.92%. On April 1, 2024, the Company repaid in full the $275.0 million of principal and interest amounts outstanding from the Intercompany Credit Agreement. As of December 31, 2024, there were no borrowings by the Company outstanding under the Intercompany Credit Agreement. We recorded interest expense related to the Intercompany Credit Agreement of $1.1 million for the year ended December 31, 2024.

On June 10, 2024, Cantor borrowed $180.0 million from us under the Intercompany Credit Agreement. Cantor partially repaid the Company $18.0 million on July 31, 2024, and $12.0 million on September 25, 2024. On October 1, 2024, Cantor repaid in full to the Company the outstanding principal of $150.0 million borrowed from the Company under the Intercompany Credit Agreement. As of December 31, 2024, there were no borrowings by Cantor outstanding under the Intercompany Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 7.13% for the year ended December 31, 2024. We recorded interest income related to the Intercompany Credit Agreement of $3.8 million for the year ended December 31, 2024.

On April 4, 2025, Cantor borrowed $120.0 million from us under the Intercompany Credit Agreement. The borrowing rate as of April 4, 2025 was 6.17%. Cantor partially repaid us $15.0 million on April 14, 2025.

Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark

General

There is overlap in our Board and management with Cantor’s Board of Directors and management, including (i) Mr. Merkel, who serves as both the Chairman of our Board, Executive Vice President and General Counsel and as Cantor’s Executive Vice Chairman, Executive Managing Director, and General Counsel, and (ii) Mr. B. Lutnick, who is a member of our Board also serves as Cantor’s Chief Executive Officer and Chairman of Cantor’s Board of Directors.

Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of April 1, 2025, Cantor and CFGM held an aggregate of 96.3 million shares of BGC Class B common stock, representing 88% of the outstanding shares of BGC Class B common stock and approximately 65.4% of our total voting power.

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

Conflicts of interest may arise between and among BGC, Newmark and Cantor in a number of areas relating to each of their past and ongoing relationships, including:

●	potential acquisitions and dispositions of businesses;

●	the issuance or disposition of securities;

●	the election of new or additional directors to the board of directors of either BGC or Newmark;

●	the payment of dividends by either BGC or Newmark (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings, as applicable, and repurchases of shares of either company’s common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries of either BGC or Newmark, as applicable, including from Cantor, BGC or executive officers of BGC or Newmark, other employees, partners and others, as applicable;

●	business operations or business opportunities of BGC, Newmark and Cantor that would compete with the other party’s business opportunities;

●	intellectual property matters;

●	business combinations involving BGC or Newmark;

●	conflicts between BGC’s agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

●	competition between BGC’s and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

●	the Corporate Conversion;

●	the terms of the Separation and Distribution agreement and the ancillary agreements BGC and Newmark entered into in connection with the Separation;

●	the nature, quality and pricing of administrative services to be provided by BGC, Cantor and/or Tower Bridge;

●	potential and existing loan arrangements; and

●	provision of clearing capital pursuant to clearing agreements with Cantor and its subsidiaries and potential and existing loan arrangements.

We also expect that Cantor will manage its ownership of BGC and Newmark so that no company will be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including by maintaining its voting power in BGC and/or Newmark, as applicable, above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with BGC and/or Newmark, including those relating to acquisitions or offerings by BGC and/or Newmark involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute the voting power in BGC of existing stockholders and in Newmark of existing Newmark stockholders and the holders of Newmark Holdings exchangeable limited partnership interests.

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

Potential Conflicts Related to Cantor

As noted above, Cantor is able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A and Class B common stock or other securities. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.

In addition, Cantor has from time to time in the past considered possible strategic realignments of its business and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any future related-party transactions or arrangements between us and Cantor, and its other affiliate and us until Cantor ceases to hold 5% of our voting power, are subject to the prior approval by our Audit Committee, but generally will not otherwise require the separate approval of our stockholders, and if such stockholder approval is required, Cantor would retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders.

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

To address potential conflicts of interest between Cantor and its representatives and us, our Certificate of Incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our Certificate of Incorporation provides that, to the greatest extent permitted by law, no Cantor Company, as defined in our Certificate of Incorporation, or any of the representatives, as defined in our Certificate of Incorporation, of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. In addition, to the greatest extent permitted by law, Cantor and its respective representatives have no duty to refrain from engaging in the same or similar activities or lines of business as us or doing business with any of our customers. The corporate opportunity policy that is included in our Certificate of Incorporation is designed to resolve potential conflicts of interest between us and our representatives and Cantor and its representatives.

If a third party presents a corporate opportunity (as defined in our Certificate of Incorporation) to a person who is a representative of ours and a representative of a Cantor Company, expressly and solely in such person’s capacity as a representative of us, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person:

●	will be deemed to have fully satisfied and fulfilled any fiduciary duty that person has to us;

●	will not be liable to us or any of our stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to the corporate opportunity;

●	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, our best interests; and

●	will be deemed not to have breached such person’s duty of loyalty to us and our stockholders, and not to have derived an improper personal benefit therefrom.

A Cantor Company may pursue such a corporate opportunity if we decide not to.

If a corporate opportunity is not presented to a person who is both a representative of ours and a representative of a Cantor Company expressly and solely in such person’s capacity as a representative of us, such person will not be obligated to present the corporate opportunity to us or to act as if such corporate opportunity belongs to us, and such person:

●	will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as a representative of us with respect to such corporate opportunity;

●	will not be liable to us or any of our stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to such corporate opportunity;

●	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, our best interests; and

●	will be deemed not to have breached a duty of loyalty to us and our stockholders and not to have derived an improper personal benefit therefrom.

No contract, agreement, arrangement or transaction between any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives, on the one hand, and BGC or any of BGC’s representatives, on the other hand, will be void or voidable solely because any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Group Company, any Newmark Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to BGC and BGC’s stockholders with respect thereto; and (ii) shall not be liable to BGC or BGC’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

●	such contract, agreement, arrangement or transaction is approved by BGC’s Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

●	such contract, agreement, arrangement or transaction is approved by BGC’s stockholders by the affirmative vote of a majority of the voting power of all of BGC’s outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Group Company, a Newmark Company, or a Cantor Company, respectively; or

●	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to us.

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

Potential Conflicts Related to Newmark and Cantor

For purposes of the below:

●	“BGC Group Company” means BGC Group or any of its affiliates (other than, if applicable, Newmark and Newmark’s subsidiaries);

●	“Newmark Company” means Newmark or any of its affiliates;

●	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

●	“corporate opportunity” means any business opportunity that BGC or Newmark, respectively, are financially able to undertake, that is, from its nature, in BGC’s or Newmark’s lines of business, respectively, is of practical advantage to BGC or Newmark, respectively, and is one in which BGC or Newmark, respectively, has an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Group Company, a Newmark Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with one another’s self-interest. The term includes situations when covered persons may be tempted to take for themselves business or another advantageous opportunity that such covered persons became aware of as a result of, or in connection with, their duties and responsibilities to BGC, the use of BGC information, funds, or other assets, or their position with BGC.

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

In order to address potential conflicts of interest between or among BGC, Cantor and their respective representatives and Newmark, Newmark’s certificate of incorporation contains provisions regulating and defining the conduct of Newmark’s affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and Newmark’s powers, rights, duties and liabilities and those of Newmark’s representatives in connection therewith. Newmark’s certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Group Company, or any of the representatives, as defined above, of a Cantor Company or BGC Group Company will, in its capacity as Newmark’s stockholder or affiliate, owe or be liable for breach of any fiduciary duty to Newmark or any of Newmark’s stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Group Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as Newmark or Newmark’s representatives or doing business with any of Newmark’s or Newmark’s representatives’ clients or customers. If any Cantor Company, BGC Group Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined above) for any such person, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to Newmark or any of Newmark’s representatives, and will not be liable to Newmark, any of Newmark’s stockholders or any of Newmark’s representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to Newmark or any of Newmark’s representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both Newmark’s representative and a representative of a BGC Group Company and/or a Cantor Company, expressly and solely in such person’s capacity as Newmark’s representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to Newmark as Newmark’s representative with respect to such corporate opportunity, provided that any BGC Group Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if Newmark decides not to pursue such corporate opportunity.

No contract, agreement, arrangement or transaction between any BGC Group Company, any Cantor Company or any of their respective representatives, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, will be void or voidable solely because any BGC Group Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Group Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to Newmark and Newmark’s stockholders with respect thereto; and (ii) shall not be liable to Newmark or Newmark’s stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

●	such contract, agreement, arrangement or transaction is approved by Newmark’s Board of Directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

●	such contract, agreement, arrangement or transaction is approved by Newmark’s stockholders by the affirmative vote of a majority of the voting power of all of Newmark’s outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Group Company or a Cantor Company, respectively; or

●	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to Newmark.

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

Potential Changes Relating to Mr. H. Lutnick’s Divestment

In connection with his confirmation as the 41st Secretary of Commerce, Mr. H. Lutnick has stated his intention to divest his interests in our company, Cantor and CFGM to comply with U.S. government ethics rules. We cannot predict the consequences of this divestiture. Further changes in Cantor’s management, and additional potential conflicts of interest, may occur pursuant to Mr. H. Lutnick’s divestiture of his interests, which may impact Cantor’s control over and relationship with us in ways that we cannot currently predict.

Leases

We have offices in the United States, Canada, Europe, the United Kingdom, Latin America, Asia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 199 Water Street, New York, New York and space at 55 Water Street, New York, New York. Under the U.S. Master ASA and U.K. Master ASA, each with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

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

Legal Proceedings

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners of the defendants on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Act on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5.0 million. On April 28, 2023, the defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint. On July 14, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiffs then filed a second amended complaint in March 2024. On December 2, 2024, the Court granted the defendants’ motion to dismiss the second amended complaint in its entirety. On December 16, 2024, the plaintiffs filed a notice of appeal to the Third Circuit Court of Appeals. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.

On February 16, 2024, an alleged Company shareholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, LP and Mr. H. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A shareholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. The defendants moved to dismiss the complaint on April 22, 2024. The motion was argued at a hearing on January 9, 2025. On April 10, 2025, the court issued its decision dismissing the complaint in full on the grounds that the plaintiff’s claim is derivative in nature and the plaintiff failed to make a demand on BGC’s board of directors or plead that such a demand was futile. While the plaintiff may appeal the court’s decision, the Company believes any such appeal would lack merit.

Transactions by Cantor with BGC in Equity Securities

Our Board has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to transactions from time to time. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors in certain situations, including if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s Board of Directors. Our Board’s intent in determining that Cantor is a “deputized” director is that Cantor’s acquisitions or dispositions of shares of our common stock or interests in our common stock from or to us or their respective majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Stock Repurchase Program

The BGC Partners Board and its Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On November 4, 2022, the BGC Partners Board and its Audit Committee increased the BGC Partners share repurchase and unit redemption authorization to $400.0 million, which could have included purchases from Cantor, its partners or employees or other affiliated persons or entities. On July 1, 2023, in connection with the Corporate Conversion, the Board and Audit Committee of BGC Group approved the authorized repurchases of BGC Group stock or Company Equity Securities from any holder of Company Equity Securities, including our directors, officers, and employees, of up to $400.0 million. On October 30, 2024, the Board and Audit Committee of BGC Group re-authorized our share repurchase authorization in an amount up to $400.0 million. As of December 31, 2024, BGC Group had approximately $350.0 million remaining under this authorization.

Debt Repurchase Program

Our Board of Directors and its Audit Committee have authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of the BGC Partners Notes, the Company’s existing Senior Notes, and any future debt securities issued by the Company or its subsidiaries (collectively, “Company Debt Securities”). Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of December 31, 2024, the Company had $50.0 million remaining under this debt repurchase authorization.

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

As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of December 31, 2024, the Company had recorded assets of $1.0 million in the Company’s Consolidated Statements of Financial Condition for this indemnity.

Cantor and Aurel Revenue Sharing Agreement

On June 24, 2021, our Board and Audit Committee authorized our French subsidiary, Aurel BGC SAS (“Aurel”), to enter into a revenue sharing agreement pursuant to which Cantor shall provide services to Aurel to support Aurel’s investment banking activities with respect to its SPACs (“SPAC Investment Banking Activities”). The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities shall include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor shall receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement is for an initial period of 12 months, which automatically renews each year unless either party provides notice of termination at least three months prior to the anniversary. Aurel is also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. For the year ended December 31, 2024, Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit fees	$9,820,161	$8,535,235
Audit-related fees	96,600	96,600
Tax fees	542,087	2,829,000
All other fees	-	-
Total	$10,458,848	$11,460,835

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

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2024, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2024. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2024 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve auditing services, internal control-related services and permitted non-audit services to be performed for us by our independent auditors.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title
1.1	Amended and Restated Controlled Equity OfferingSM Sales Agreement, dated as of July 3, 2023, between BGC Group, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to BGC Group, Inc.’s Post-Effective Amendment No. 1 to BGC Partners, Inc.’s Registration Statement on Form S-3 filed with the SEC on July 3, 2023)
2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)
2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)
2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)
2.4**	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on April 7, 2008)
2.5**	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)
2.6**	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on February 25, 2015)
2.7	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on November 18, 2015)
2.8**	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on December 23, 2015)
2.9**	Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on July 21, 2017)
2.10**	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed on November 27, 2018)
2.11	Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

Exhibit Number	Exhibit Title
2.12	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.2 to BGC Partners, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)
2.13	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.3 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)
2.14*	Corporate Conversion Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)
2.15	Amendment to the Corporate Conversion Agreement, dated as of March 29, 2023, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.15 to BGC Partners, Inc.’s Annual Report on Form 10-K/A filed with the SEC on April 28, 2023)
3.1	Amended and Restated Certificate of Incorporation of BGC Group, Inc. (incorporated by reference to Exhibit 3.1 to BGC Group, Inc.’s. Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
3.2	Amended and Restated Bylaws of BGC Group, Inc. (incorporated by reference to Exhibit 3.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
4.1	Description of BGC Group, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)
4.2	Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Partners, Inc.’s Form 8-K filed with the SEC on September 30, 2019)
4.3	Second Supplemental Indenture, dated as of July 10, 2020, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2020)
4.4	Form of BGC Partners, Inc. 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on July 14, 2020)
4.5	Third Supplemental Indenture, dated as of May 25, 2023, between BGC Partners, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)
4.6	Form of BGC Partners, Inc. 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)
4.7	Fourth Supplemental Indenture, dated as of September 19, 2023, between BGC Partners, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)
4.8	Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)
4.9	First Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.3 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)
4.10	Second Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.4 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

Exhibit Number	Exhibit Title
4.11	Form of BGC Group, Inc.’s 4.375% Senior Notes due 2025 (incorporated by reference to Exhibit 4.4 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)
4.12	Third Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)
4.13	Form of BGC Group, Inc.’s 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)
4.14	Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)
4.15	First Supplemental Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)
4.16	Form of BGC Group, Inc. 6.600% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to BGC Group, Inc’s Current Report on Form 8-K filed with the SEC on June 10, 2024)
4.17	Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)
4.18	First Supplemental Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)
4.19	Form of BGC Group, Inc. 6.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to BGC Group, Inc’s Current Report on Form 8-K filed with the SEC on April 2, 2025)
10.1	Amended, Restated and Consolidated Registration Rights Agreement, dated as of July 1, 2023, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
10.2	Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and between Cantor Fitzgerald, L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
10.3	Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and among Tower Bridge International Services L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.5 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
10.4	Form of Regulated Entity Administrative Services Agreement (incorporated by reference to Exhibit 10.6 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
10.5	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2008)
10.6	Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)
10.7	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)
10.8	Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)
10.9	Third Amendment, dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)
10.10	Fourth Amendment, dated as of June 7, 2024, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

Exhibit Number	Exhibit Title
10.11	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)
10.12	First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)
10.13	Assignment, Assumption and Second Amendment, dated as of June 7, 2024, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., to the Clearing Capital Agreement, dated November 5, 2008, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)
10.14†	Amended and Restated Change in Control Agreement, dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)
10.15†	Amended and Restated Change in Control Agreement, dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)
10.16†	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)
10.17†	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)
10.18†	Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)
10.19†	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)
10.20†	Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)
10.21†	Deed of Amendment, dated July 12, 2023, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 13, 2023)
10.22	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)
10.23†	BGC Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
10.24†	BGC Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)
10.25	Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)
10.26**	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.27	Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P. (incorporated by reference to Exhibit 10.6 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018)
10.28**	Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title
10.29**	Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.30	Second Amendment, dated as of March 10, 2023, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2023)
10.31	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)
10.32	Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)
10.33	Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2018)
10.34	Second Amendment, dated as of March 8, 2024, to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018 and as assumed by BGC Group, Inc. as of October 6, 2023, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024)
10.35	Third Amendment, dated as of June 7, 2024, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P., to the Credit Agreement, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P., dated as of March 19, 2018, as amended as of August 16, 2018, assumed by BGC Group, Inc. as of October 6, 2023, and amended as of March 8, 2024 (incorporated by reference to Exhibit 10.2 BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)
10.36	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)
10.37	Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 30, 2018)
10.38	First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2019)
10.39	Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)
10.40	Assignment and Assumption Agreement, dated as of October 6, 2023, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., relating to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)
10.41*	Support Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)
10.42	Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among BGC Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

Exhibit Number	Exhibit Title
10.43	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2024, by and among BGC Group, Inc., as the Borrower, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024)
10.44†	Amended and Restated Employment Agreement, dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)
10.45†	Amended and Restated Bonus Letter, dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)
10.46†	Amended and Restated Employment Agreement, dated February 18, 2025, by and between JP Aubin and BGC Brokers L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)
10.47†	Amended and Restated Consultancy Contract, dated February 18, 2025, by and between JP Aubin and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)
10.48†	Deed of Amendment, dated February 18, 2025, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.5 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)
10.49	Registration Rights Agreement, dated as of April 2, 2025, between BGC Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)
19.1	BGC Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)
21.1	List of subsidiaries of BGC Group, Inc. (incorporated by reference to Exhibit 21.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)
23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)
31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)
97.1	BGC Group, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)
101	Interactive data file, formatted in Inline XBRL
104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K, formatted in inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2025.

BGC Group, Inc.

By:	/s/ Sean A. Windeatt
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer