Form 10-Q
period 2025-03-31
BGC Group, Inc.
filed 2025-05-12
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 9, 2025, the registrant had 378,720,478 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

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

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

TERM	DEFINITION
BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.150% Senior Notes	$700.0 million principal amount of 6.150% senior notes maturing on April 2, 2030 and issued on April 2, 2025

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan	BGC Partners Equity Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.600% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

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

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes, and BGC Partners 8.000% Senior Notes issued by BGC Partners

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

TERM	DEFINITION
Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

Capitalab	Capitalab Limited, which was part of the Company’s post-trade business. On December 3, 2024, the Company announced the sale of Capitalab Limited to Capitolis

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

CIO	Chief Information Officer

CISO	Chief Information Security Officer

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

Corporate Conversion Mergers	The Holdings Reorganization Merger, the Corporate Merger, and the Holdings Merger, collectively

Corporate Merger	The merger of Merger Sub 1 with and into BGC Partners on July 1, 2023

COVID-19	Coronavirus Disease 2019

Credit Facility	A $150.0 million credit facility between BGC Group and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Deed	Mr. Windeatt’s Deed of Adherence, as amended, with the U.K. Partnership regarding the terms of employment

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

DRIP Registration Statement	Registration statement on Form S-3 with respect to the offer and sale of up to 10.0 million shares of BGC Class A common stock under the DRIP

ECB	European Central Bank

ECS	Energy, Commodities, and Shipping

EMEA	Europe, Middle East, and Africa

EPS	Earnings Per Share

ESG	Environmental, Social and Governance, including sustainability or similar items

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

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

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest can be exchanged for shares of Newmark Class A or Class B common stock

FASB	Financial Accounting Standards Board

TERM	DEFINITION
FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of FMX UST, Fenics GO, Lucera, FMX FX and other newer standalone platforms, including FMX Futures Exchange

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

FMX
FMX Holdings, LLC, which holds BGC’s business of providing a fully electronic neutral forum in which all participants enter into electronic transactions with respect to U.S. Treasuries, U.S. treasury futures, U.S. SOFR futures and other select products

FMX Equity Partners
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
Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Mr. Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Howard W. Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units, in BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45% voting interest ownership equity method investment of the Company
Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

TERM	DEFINITION
Futures Exchange Group
A wholly owned subsidiary of the Company made up of the following entities: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse, L.P.

FX	Foreign exchange

G20	A forum for the world’s major economies to discuss economic, social, and development issues

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GSD	Government Securities Division

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which were liability awards recorded in “Accrued compensation” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Investment Company Act	Investment Company Act of 1940, as amended

July 2023 Sales Agreement	CEO Program sales agreement, by and between the Company and CF&Co, dated July 3, 2023, pursuant to which the Company can offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

LCH	London Clearing House

LIBOR	London Interbank Offering Rate

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

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

TERM	DEFINITION
March 2021 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

MarketAxess	MarketAxess Holdings Inc.

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Liquidity

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OCC	Options Clearing Corporation

Open Energy Group	Open Energy Group Inc., a wholly owned subsidiary of the Company, acquired on November 1, 2023

OTC	Over-the-counter

OTC Global	OTC Global Holdings, LP

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Peer Group	BGC’s peer group for purposes of Item 201(e) of Regulation S-K, which consists of Compagnie Financière Tradition SA and TP ICAP plc

TERM	DEFINITION
Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

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

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

Sage	Sage Energy Partners, LP, an energy and environmental brokerage firm that the Company acquired on October 1, 2024

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

TERM	DEFINITION
Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Standing Policy
In December 2010, as amended in 2013 and in 2017 and adopted by BGC Group in connection with the Corporate Conversion, the Audit Committee and the Compensation Committee approved Mr. Howard W. Lutnick’s right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of BGC Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards

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

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly for these forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties.
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, global trade relations, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, reductions in government spending, recession fears, infrastructure spending, supply chain issues and increased technology costs, market liquidity, and energy costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors as a result of the new U.S. presidential administration;
•market conditions and volatility, including fluctuations in interest rates and trading volumes, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases or decreases in deficits and the impact of changing government tax rates, interpretations of tax law and policy, repatriation rules, deductibility of interest, and other changes or potential changes to monetary policy, changing regulatory requirements or changes in legislation, regulations and priorities, possible turmoil across regional banks and certain global investment banks, volatility in the demand for the products and services we provide, possible disruptions in trading, potential deterioration of equity and debt capital markets and cryptocurrency markets, and potential economic downturns, including recessions, and similar effects, which may not be predictable in future periods;
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
•the ongoing integration of acquired businesses and their operations and back-office functions with our other businesses and uncertainties related to the timing of the closing of such acquisitions, synergies, and revenue growth generated from such acquired or to be acquired businesses;
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
•risks inherent in doing business in international markets or with international partners, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic and political volatility in the U.K. and Europe, rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East, other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions or jurisdictions, additional sanctions and regulations imposed by governments and related counter-sanctions and impacts to cross-border trade and travel as well as potential changes in these factors as a result of the new U.S. presidential administration;
•the impact of U.S. government shutdowns, other political developments, or reduced government staffing, including uncertainties regarding the debt ceiling, the federal budget and the deployment of federal funds, immigration, elections, political protests or unrest, boycotts, demonstrations, stalemates or other social and political developments, such as terrorist acts, acts of war or other violence, and potential changes in these factors as a result of the new U.S. presidential administration;
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
•the effect on our business of leadership changes and the resulting transition following the confirmation of Mr. Howard W. Lutnick, our former Chief Executive Officer and Chairman of the Board, as U.S. Secretary of Commerce, the appointment of our three Co-Chief Executive Officers to replace Mr. Howard W. Lutnick, our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise, and the Federal Trade Commission’s ban on non-compete provisions (which has been set aside pending appeal), which may impact our employment arrangements and awards if such ban ultimately comes into effect;
•the effects on our business of Mr. Howard W. Lutnick’s intended divestiture of his interests in us, Cantor and CFGM;

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
The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$966,357	$711,584
Cash segregated under regulatory requirements	19,409	21,689
Financial instruments owned, at fair value	179,730	186,197
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,279,425	365,490
Accrued commissions and other receivables, net	401,539	324,213
Loans, forgivable loans and other receivables from employees and partners, net	404,569	360,060
Fixed assets, net	189,474	190,012
Investments	41,644	39,267
Goodwill	540,666	540,290
Other intangible assets, net	235,957	240,910
Receivables from related parties	5,813	7,323
Other assets	619,893	604,932
Total assets	$4,884,476	$3,591,967
Liabilities, Redeemable Partnership Interest, and Equity
Accrued compensation	189,222	227,869
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,113,821	225,377
Payables to related parties	53,722	28,960
Accounts payable, accrued and other liabilities	696,120	692,982
Notes payable and other borrowings	1,688,640	1,337,540
Total liabilities	3,741,525	2,512,728
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 431,386,582 and 424,361,066 shares issued at March 31, 2025 and December 31, 2024, respectively; and 378,134,216 and 374,296,914 shares outstanding at March 31, 2025 and December 31, 2024, respectively	4,314	4,244
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized; 109,452,953 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,348,207	2,311,104
Treasury stock, at cost: 53,252,366 and 50,064,152 shares of Class A common stock at March 31, 2025 and December 31, 2024, respectively	(355,084)	(331,728)
Retained deficit	(981,052)	(1,026,359)
Accumulated other comprehensive income (loss)	(53,696)	(59,849)
Total stockholders’ equity	963,784	898,507
Noncontrolling interest in subsidiaries	179,167	180,732
Total equity	1,142,951	1,079,239
Total liabilities, redeemable partnership interest, and equity	$4,884,476	$3,591,967

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Commissions	$494,711	$415,172
Principal transactions	116,078	112,849
Fees from related parties	4,422	4,421
Data, network and post-trade	32,500	30,903
Interest and dividend income	11,629	9,764
Other revenues	4,900	5,505
Total revenues	664,240	578,614
Expenses:
Compensation and employee benefits	341,648	290,842
Equity-based compensation and allocations of net income to limited partnership units and FPUs	75,323	96,081
Total compensation and employee benefits	416,971	386,923
Occupancy and equipment	42,569	40,806
Fees to related parties	8,350	7,215
Professional and consulting fees	15,669	14,259
Communications	30,629	30,008
Selling and promotion	19,441	16,771
Commissions and floor brokerage	17,492	17,392
Interest expense	24,654	20,136
Other expenses	10,747	14,558
Total expenses	586,522	548,068
Other income (losses), net:
Gains (losses) on equity method investments	2,358	1,790
Other income (loss)	(98)	38,762
Total other income (losses), net	2,260	40,552
Income (loss) from operations before income taxes	79,978	71,098
Provision (benefit) for income taxes	26,549	22,057
Consolidated net income (loss)	$53,429	$49,041
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,735)	(169)
Net income (loss) available to common stockholders	$55,164	$49,210
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$52,780	$46,378
Basic earnings (loss) per share	$0.11	$0.10
Basic weighted-average shares of common stock outstanding	479,166	470,517
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$52,806	$46,417
Fully diluted earnings (loss) per share	$0.11	$0.10
Fully diluted weighted-average shares of common stock outstanding	485,549	477,973

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Consolidated net income (loss)	$53,429	$49,041
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,323	(4,829)
Total other comprehensive income (loss), net of tax	6,323	(4,829)
Comprehensive income (loss)	59,752	44,212
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(1,565)	(310)
Comprehensive income (loss) attributable to common stockholders	$61,317	$44,522
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$53,429	$49,041
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	21,870	20,636
Employee loan amortization and reserves on employee loans	17,349	14,768
Equity-based compensation and allocations of net income to limited partnership units and FPUs	75,323	96,081
Deferred compensation expense	59	16
Losses (gains) on equity method investments	(2,358)	(1,802)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(665)	(36,963)
Amortization of discount (premium) on notes payable	1,100	791
Impairment of fixed assets, intangible assets and investments	372	209
Deferred tax provision (benefit)	3,515	(602)
Change in estimated acquisition earn-out payables	1,423	(159)
Forfeitures of Class A common stock	(89)	(786)
Consolidated net income (loss), adjusted for non-cash and non-operating items	171,328	141,230
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	7,700	(3,524)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(912,230)	(1,169,259)
Accrued commissions receivable, net	(76,159)	(43,178)
Loans, forgivable loans and other receivables from employees and partners, net	(51,405)	(31,357)
Receivables from related parties	921	(2,226)
Other assets	(18,697)	(14,244)
Increase (decrease) in operating liabilities:
Accrued compensation	(40,856)	(37,343)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	888,421	1,136,863
Payables to related parties	24,762	40,075
Accounts payable, accrued and other liabilities	7,054	11,055
Net cash provided by (used in) operating activities	$839	$28,092
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(5,254)	$(3,230)
Capitalization of software development costs	(10,241)	(11,987)
Payments for acquisitions, net of cash acquired	(600)	—
Purchase of investment carried under measurement alternative	—	(3,699)
Purchase of other assets	(499)	(243)
Net cash provided by (used in) investing activities	$(16,594)	$(19,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt borrowings, net of deferred issuance costs	$350,000	$—
Repayments of long-term debt borrowings	—	(240,000)
Issuance of short-term borrowings from related parties	—	275,000
Earnings distributions to limited partnership interests and other noncontrolling interests	(470)	(7,805)
Redemption and repurchase of equity awards	(50,493)	(48,366)
Dividends to stockholders	(9,857)	(4,847)
Repurchase of Class A common stock	(23,125)	(68,624)
Net cash provided by (used in) financing activities	$266,055	$(94,642)
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	2,193	(2,079)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	252,493	(87,788)
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	733,273	672,896
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$985,766	$585,108
Supplemental cash information:
Cash paid during the period for taxes	$33,746	$17,333
Cash paid during the period for interest	4,681	5,697
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of contingent share obligations	—	3,647
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	3,521	3,163
ROU assets and liabilities	2,762	1,283
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2025
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$4,244	$1,095	$2,311,104	$(331,728)	$(1,026,359)	$(59,849)	$180,732	$1,079,239
Consolidated net income (loss)	—	—	—	—	55,164	—	(1,735)	53,429
Other comprehensive income (loss), net of tax	—	—	—	—	—	6,153	170	6,323
Equity-based compensation, 6,136,362 shares	66	—	33,207	(5)	—	—	—	33,268
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,857)	—	—	(9,857)
Issuance of Class A common stock (net of costs), 43,025 shares	—	—	(586)	—	—	—	—	(586)
Repurchase of Class A common stock, 2,444,829 shares	—	—	—	(23,125)	—	—	—	(23,125)
Forfeiture of Class A common stock, 270,652 shares	—	—	137	(226)	—	—	—	(89)
Contributions of capital to and from Cantor for equity-based compensation	—	—	828	—	—	—	—	828
Issuance of Class A common stock and RSUs for acquisitions, 373,396 shares	4	—	3,517	—	—	—	—	3,521
Balance, March 31, 2025	$4,314	$1,095	$2,348,207	$(355,084)	$(981,052)	$(53,696)	$179,167	$1,142,951

	For the three months ended March 31,
	2025	2024
Dividends declared per share of common stock	$0.02	$0.01
Dividends declared and paid per share of common stock	$0.02	$0.01

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2024
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2024	$4,036	$1,095	$2,105,130	$(67,414)	$(1,119,182)	$(38,582)	$13,073	$898,156
Consolidated net income (loss)	—	—	—	—	49,210	—	(169)	49,041
Other comprehensive income (loss), net of tax	—	—	—	—	—	(4,688)	(141)	(4,829)
Equity-based compensation, 4,977,409 shares	62	—	53,527	(12)	—	—	—	53,577
Dividends to common stockholders and participating RSU holders	—	—	—	—	(4,847)	—	—	(4,847)
Issuance of Class A common stock (net of costs), 46,674 shares	—	—	(299)	—	—	—	—	(299)
Repurchase of Class A common stock, 9,820,280 shares	—	—	—	(68,609)	—	—	—	(68,609)
Forfeiture of Class A common stock, 636,167 shares	—	—	635	(1,420)	—	—	—	(785)
Contributions of capital to and from Cantor for equity-based compensation	—	—	301	—	—	—	—	301
Issuance of Class A common stock and RSUs for acquisitions, 472,255 shares	5	—	3,158	—	—	—	—	3,163
Other	—	—	2	—	—	—	—	2
Balance, March 31, 2024	$4,103	$1,095	$2,162,454	$(137,455)	$(1,074,819)	$(43,270)	$12,763	$924,871

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
BGC’s integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through our platforms, for transactions executed either OTC or through an exchange. Through the Company’s electronic brands, BGC Group offers multiple trade execution, market infrastructure and connectivity services, as well as post-trade services.
The Company’s clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global operation with offices across all major geographies, including New York and London, as well as in Bahrain, Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Palm Beach, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
Corporate Conversion
On July 1, 2023, pursuant to the Corporate Conversion Agreement, BGC Partners completed the Corporate Conversion from an Umbrella Partnership C-Corporation to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group.
The Corporate Conversion was made pursuant to the Corporate Conversion Agreement which was approved by the Board of Directors of BGC Partners, at the recommendation of the Joint Committee, composed of the Audit Committee and Compensation Committee sitting jointly. The Joint Committee was advised by independent financial and legal advisors selected by the Joint Committee. Houlihan Lokey, Inc., as financial advisor, provided a fairness opinion to the Joint Committee.
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
Recent Board of Directors and Executive Officers Changes
On February 18, 2025, Mr. Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard W. Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard W. Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed John A. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers of the Company and as the Principal Executive Officers of the Company. Mr. Howard W. Lutnick has agreed to divest his interests in BGC to comply with U.S. government ethics rules, which is expected to occur within 90 days following his confirmation, and does not expect any arrangement which involves selling shares on the open market.
Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. Accordingly, they do not include all information and footnotes required by U.S. GAAP for annual financial statements and, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company’s unaudited Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.
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
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 deferred the sunset date from December 31, 2022 to December 31, 2024, after which entities are no longer permitted to apply the relief in ASC 848. The ASU was effective upon issuance. The adoption of this guidance did not have an impact on the Company’s unaudited Condensed Consolidated Financial Statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that were previously required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures previously required under ASC 280. BGC adopted the standard on the required effective date for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2024 and applies the guidance for the interim periods beginning on January 1, 2025. Refer to Note 22—“Segment and Geographic Information.” The adoption of this guidance did not have an impact on the Company’s unaudited Condensed Consolidated Financial Statements.
In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard is intended to reduce the complexity in determining whether profits interests and similar awards are in the scope of ASC 718 and to reduce diversity in practice. The new guidance applies to all reporting entities that grant profits interest awards or similar awards to employees or non-employees in exchange for goods or services. The ASU adds an example to ASC 718 that illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or another accounting standard. BGC adopted the standard on the required effective date beginning January 1, 2025 using a prospective transition method for profits interest awards granted or modified on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Financial Statements.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. BGC adopted the standard on the required effective date beginning January 1, 2025 using a prospective transition method for all new transactions recognized on or after the effective date. The adoption of this guidance did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.

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
SEC Rule on Climate-Related Disclosures
In March 2024, the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2025. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited Condensed Consolidated Financial Statements.

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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of March 31, 2025 equaled 0.9271.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies” in its consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2024. During the three months ended March 31, 2025, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
There were no acquisitions completed by the Company during both the three months ended March 31, 2025 and 2024.
OTC Global
On October 22, 2024, the Company announced that it had executed a definitive agreement to acquire OTC Global.
Sage
On October 1, 2024, the Company completed the acquisition of Sage, an energy and environmental brokerage firm.
Total Consideration
The total consideration for all acquisitions during the year ended December 31, 2024 was approximately $87.3 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $35.6 million.
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

5.     Divestitures
The Company had no divestitures or sale of investments during both the three months ended March 31, 2025 and 2024.
6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$55,164	$49,210
Less: Dividends declared and allocation of undistributed earnings to participating securities	(2,384)	(2,832)
Net income (loss) attributable to common stockholders	$52,780	$46,378
Basic weighted-average shares of common stock outstanding	479,166	470,517
Basic earnings (loss) per share	$0.11	$0.10
Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$52,780	$46,378
Add back: Allocations of undistributed earnings to participating securities	2,086	2,627
Less: Reallocation of undistributed earnings to participating securities	(2,060)	(2,588)
Net income (loss) for fully diluted shares	$52,806	$46,417
Weighted-average shares:
Common stock outstanding	479,166	470,517
Other[1]	6,383	7,456
Fully diluted weighted-average shares of common stock outstanding	485,549	477,973
Fully diluted earnings (loss) per share	$0.11	$0.10
____________________________
1Primarily consists of contracts to issue shares of BGC common stock.
For the three months ended March 31, 2025 and 2024, approximately 16.0 million and 17.0 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2025 included 15.6 million participating RSUs and 0.4 million participating restricted stock awards. Anti-dilutive securities for the three months ended March 31, 2024 included 14.4 million participating RSUs and 2.6 million participating restricted stock awards.
As of March 31, 2025 and 2024, approximately 53.3 million and 60.2 million, respectively, contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Shares outstanding at beginning of period	374,297	390,095
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations[1]	243	364
Vesting of RSUs	4,823	3,710
Acquisitions	373	472
Other issuances of BGC Class A common stock	1,853	2,379
Restricted stock forfeitures	(271)	(636)
Treasury stock repurchases[2]	(3,184)	(11,250)
Shares outstanding at end of period	378,134	385,134
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the three months ended March 31, 2025 and 2024 are 0.2 million shares of BGC Class A common stock granted in connection with 0.3 million contingent share obligations, and 0.4 million shares of BGC Class A common stock granted in connection with 0.4 million contingent share obligations, respectively. Because LPUs were included in the Company’s fully diluted share count, if dilutive, redemptions/exchanges of LPUs in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2Treasury stock repurchases includes shares withheld for taxes on restricted stock vesting. See Note 7—“Stock Transactions and Unit Redemptions: Unit Redemptions and Share Repurchase Program.”
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three months ended March 31, 2025 and 2024. There were 109.5 million shares of BGC Class B common stock outstanding as of both March 31, 2025 and December 31, 2024. As of March 31, 2024 there were 109.5 million shares of BGC Class B common stock outstanding.

CEO Program
On March 8, 2021, the Company filed a new CEO Program Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of March 31, 2025, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.”
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s repurchase authorization in an amount up to $400.0 million. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s share repurchase authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of March 31, 2025, the Company had $326.9 million remaining from its share repurchase authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock. The share repurchases of BGC Class A common stock during the three months ended March 31, 2025 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at March 31, 2025
Repurchases[1,2]
January 1, 2025—January 31, 2025	3,171	$9.36
February 1, 2025—February 28, 2025	—	—
March 1, 2025—March 31, 2025	13	9.35
Total Repurchases	3,184	$9.36	$326,899
___________________________
1During the three months ended March 31, 2025, the Company repurchased 3.2 million shares of BGC Class A common stock at an aggregate price of $29.8 million for a weighted-average price of $9.36 per share. These repurchases include 0.7 million restricted shares vested but withheld described in the following footnote.
2The three months ended March 31, 2025 include an aggregate of 0.7 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested, but withheld to satisfy tax liabilities, was $6.7 million at a weighted-average price of $9.06 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

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
____________________________
1During the three months ended March 31, 2024, the Company repurchased 11.2 million shares of BGC Class A common stock for an aggregate price of $80.0 million at a weighted-average price of $7.11 per share. These repurchases include 1.4 million restricted shares vested but withheld described in the following footnote.
2Includes an aggregate of 1.4 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested, withheld to satisfy tax liabilities, was $11.4 million at a weighted-average price of $7.99 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $179.7 million and $186.2 million as of March 31, 2025 and December 31, 2024, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net gains of $0.1 million and nil for the three months ended March 31, 2025 and 2024, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of both March 31, 2025 and December 31, 2024, the Company had no Repurchase Agreements.
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
As of both March 31, 2025 and December 31, 2024, the Company had no Reverse Repurchase Agreements.

10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of March 31, 2025 and December 31, 2024, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,106,458	$213,409
Receivables from clearing organizations	141,932	118,473
Other receivables from broker-dealers and customers	23,893	26,859
Net pending trades	5,849	1,365
Open derivative contracts	1,293	5,384
Total	$1,279,425	$365,490
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$1,063,128	$201,301
Payables to clearing organizations	33,079	5,643
Other payables to broker-dealers and customers	16,957	14,003
Open derivative contracts	657	4,430
Total	$1,113,821	$225,377
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2025 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2025			December 31, 2024
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$1,141	$454	$686,908	$4,810	$3,679	$635,790
Forwards	96	160	67,710	409	751	185,821
Futures	—	43	9,181,705	165	—	8,758,848
Interest rate swaps	56	—	23,919,894	—	—	534,085
Total	$1,293	$657	$33,856,217	$5,384	$4,430	$10,114,544

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $1.3 million and $5.4 million as of March 31, 2025 and December 31, 2024, respectively.

The following tables present information about the offsetting of derivative instruments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$1,231	$(90)	$1,141
Forwards	124	(28)	96
Futures	37,564	(37,564)	—
Interest rate swaps	8,633	(8,577)	56
Total derivative assets	$47,552	$(46,259)	$1,293
Liabilities
FX swaps	$544	$(90)	$454
Forwards	188	(28)	160
Futures	37,607	(37,564)	43
Interest rate swaps	8,577	(8,577)	—
Total derivative liabilities	$46,916	$(46,259)	$657

	December 31, 2024
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$5,993	$(1,183)	$4,810
Forwards	465	(56)	409
Futures	37,083	(36,918)	165
Interest rate swaps	132	(132)	—
Total derivative assets	$43,673	$(38,289)	$5,384
Liabilities
FX swaps	$4,862	$(1,183)	$3,679
Forwards	807	(56)	751
Futures	36,918	(36,918)	—
Interest rate swaps	132	(132)	—
Total derivative liabilities	$42,719	$(38,289)	$4,430
There were no additional balances in gross amounts not offset as of either March 31, 2025 or December 31, 2024.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.

The table below summarizes gains and (losses) on derivative contracts for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Derivative contract	2025	2024
Futures	$4,577	$3,806
Interest rate swaps	2,382	2,096
FX swaps	821	498
FX/commodities options	94	47
Gains, net	$7,874	$6,447
12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at March 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$162,172	$—	$—	$—	$162,172
Financial instruments owned, at fair value—Foreign government debt	—	16,512	—	—	16,512
Financial instruments owned, at fair value—Equities	672	—	—	—	672
Financial instruments owned, at fair value—Corporate bonds	—	374	—	—	374
FX swaps	—	1,231	—	(90)	1,141
Forwards	—	124	—	(28)	96
Futures	37,564	—	—	(37,564)	—
Interest rate swaps	—	8,633	—	(8,577)	56
Total	$200,408	$26,874	$—	$(46,259)	$181,023

	Liabilities at Fair Value at March 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$544	$—	$(90)	$454
Forwards	—	188	—	(28)	160
Futures	37,607	—	—	(37,564)	43
Interest rate swaps	—	8,577	—	(8,577)	—
Contingent consideration	—	—	21,668	—	21,668
Total	$37,607	$9,309	$21,668	$(46,259)	$22,325

	Assets at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$170,381	$—	$—	$—	$170,381
Financial instruments owned, at fair value—Foreign government debt	—	14,827	—	—	14,827
Financial instruments owned, at fair value—Equities	989	—	—	—	989
FX swaps	—	5,993	—	(1,183)	4,810
Forwards	—	465	—	(56)	409
Futures	37,083	—	—	(36,918)	165
Interest rate swaps	—	132	—	(132)	—
Total	$208,453	$21,417	$—	$(38,289)	$191,581

	Liabilities at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$4,862	$—	$(1,183)	$3,679
Forwards	—	807	—	(56)	751
Futures	36,918	—	—	(36,918)	—
Interest rate swaps	—	132	—	(132)	—
Contingent consideration	—	—	21,768	—	21,768
Total	$36,918	$5,801	$21,768	$(38,289)	$26,198
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2025 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at January 1, 2025	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at March 31, 2025	Net (income) loss on Level 3 Assets/Liabilities Outstanding at March 31, 2025	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at March 31, 2025
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$21,768	$1,423	$(1,523)	$21,668	$1,423	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at January 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at March 31, 2024	Net (income) loss on Level 3 Assets/Liabilities Outstanding at March 31, 2024	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at March 31, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$11,929	$(159)	$(2,043)	$9,727	$(159)	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of March 31, 2025
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	9.1%-9.2%	9.1%

Contingent consideration	$—	$21,668	Present value of expected payments	Probability of meeting earnout and contingencies	20%-100%	81.2%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2025 and December 31, 2024, the present value of expected payments related to the Company’s contingent consideration was $21.7 million and $21.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $29.3 million and $30.4 million as of March 31, 2025 and December 31, 2024, respectively.

Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $136.7 million and $136.1 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2025 and December 31, 2024, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended March 31, 2025 and 2024, Cantor’s share of the net profit (loss) in Tower Bridge was $0.5 million and $0.2 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2025 and 2024, the Company recognized related party revenues of $4.4 million and $4.4 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended March 31, 2025 and 2024, the Company was charged $36.7 million and $26.6 million, respectively, for the services provided by Cantor and its affiliates, of which $28.1 million and $19.4 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
During the three months ended March 31, 2025 and 2024, the Company was charged $0.9 million and $1.0 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of March 31, 2025 and December 31, 2024 at a fair value of $115.9 million and $124.6 million, respectively.
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

As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both March 31, 2025 and December 31, 2024, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth certain agreements among BGC, Cantor, Newmark and their respective subsidiaries relating to the Spin-Off. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” herein and Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 13—“Related Party Transactions” to our Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024.
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

On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. The interest rate on this facility was 6.92%. On April 1, 2024, the Company repaid in full the $275.0 million of principal and interest amounts outstanding from the BGC Credit Agreement. As of both March 31, 2025 and December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended March 31, 2025. The Company recorded interest expense related to the BGC Credit Agreement of $1.1 million for the three months ended March 31, 2024.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both March 31, 2025 and December 31, 2024, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both March 31, 2025 and December 31, 2024, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2025 and 2024, the Company recognized its share of FX gains of $7.5 million and FX losses of $0.1 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During both the three months ended March 31, 2025 and 2024, the Company recorded revenues from Cantor entities of $0.1 million related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2025 and December 31, 2024, the Company did not have any investments in the program.
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
As of March 31, 2025, Cantor and CFGM did not own any shares of BGC Class A common stock. As of March 31, 2025, Cantor and CFGM owned 93.3 million and 3.0 million shares of BGC Class B common stock, respectively.

Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of March 31, 2025 and December 31, 2024, the Company had receivables from Freedom of $1.8 million and $1.3 million, respectively. As of March 31, 2025 and December 31, 2024, the Company had $1.1 million and $4.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2025 and December 31, 2024, the Company had $0.5 million and $4.0 million, respectively, in payables to Cantor related to open derivative contracts. As of March 31, 2025 and December 31, 2024, the Company had receivables of $41.8 million and payables of $0.1 million, respectively, with Cantor related to fails and pending trades.
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
As of March 31, 2025 and December 31, 2024, the aggregate balance of employee loans, net, was $404.6 million and $360.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2025 and 2024 was $17.3 million and $14.8 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended March 31, 2025 and 2024 was $3.7 million and $3.2 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three months ended March 31, 2025 and 2024, the Company did not sell any shares of Class A common stock under its CEO Program. For both the three months ended March 31, 2025 and 2024, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of March 31, 2025 and December 31, 2024, the Company did not have any securities loaned transactions with CF&Co.

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
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of March 31, 2025, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of the BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and tendered such notes in the Exchange Offer in exchange for an equivalent amount of BGC Group 4.375% Senior Notes. Cantor holds such BGC Group 4.375% Senior Notes as of March 31, 2025.
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
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor would provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities would include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor would receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renewed each year unless either party provided a notice of termination at least three months prior to the anniversary. Aurel was also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. Aurel had no revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities, for the three months ended March 31, 2024. On December 12, 2024, Aurel and Cantor mutually terminated the revenue sharing agreement.

Transactions with Executive Officers and Directors
On March 4, 2025, Dr. Bell, a member of our Board, sold 12,727 shares of Class A common stock to the Company in a transaction exempt from the short-swing profits liability provisions of Section 16(b) of the Exchange Act, referred to here as an “exempt transaction,” pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.35 was the closing price of a share of Class A common stock on March 4, 2025. The transaction was approved by the Audit Committee and was made pursuant to the Company’s stock buyback authorization.
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
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million. The Company had fully paid the $40.0 million commitment by the third quarter of 2022.
As of March 31, 2025 and December 31, 2024, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $13.3 million and $13.2 million, respectively, which included $9.5 million and $6.7 million of additional expense taken in September 2024 and 2023, respectively, above the original $40.0 million commitment.
Other Transactions
The Company periodically acts as an intermediary to administer payments on behalf of related parties.

14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	March 31, 2025	December 31, 2024
Advanced Markets Holdings	25%	$3,938	$3,772
China Credit BGC Money Broking Company Limited	33%	25,263	23,242
Freedom International Brokerage	45%	9,790	9,637
Other		2,461	2,424
Equity method investments		$41,452	$39,075
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$41,644	$39,267
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of March 31, 2025 and December 31, 2024.
The carrying value of the Company’s equity method investments was $41.5 million as of March 31, 2025 and $39.1 million as of December 31, 2024, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.4 million and $1.8 million related to its equity method investments for the three months ended March 31, 2025 and 2024, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2025 and 2024, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three months ended March 31, 2025 and 2024.
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
The carrying value of these investments as of both March 31, 2025 and December 31, 2024 was $0.2 million, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three months ended March 31, 2025 and 2024.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both March 31, 2025 and December 31, 2024. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded $0.6 million of unrealized gains and $36.6 million of unrealized gains to reflect observable transactions for these shares during the three months ended March 31, 2025 and 2024, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	March 31, 2025		December 31, 2024
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$712	$712	$674	$674
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.1 million and $5.3 million as of March 31, 2025 and December 31, 2024, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.3 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively. The Company’s exposure to economic loss on this VIE was $1.7 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively.
15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Computer and communications equipment	$116,455	$112,463
Software, including software development costs	411,080	401,040
Leasehold improvements and other fixed assets	109,835	108,303
	637,370	621,806
Less: accumulated depreciation and amortization	(447,896)	(431,794)
Fixed assets, net	$189,474	$190,012
Depreciation expense was $5.5 million and $5.4 million for the three months ended March 31, 2025 and 2024, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $4.6 million of asset retirement obligations related to certain of its leasehold improvements as of both March 31, 2025 and December 31, 2024. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended March 31, 2025 and 2024, software development costs totaling $10.2 million and $12.0 million, respectively, were capitalized. Amortization of software development costs totaled $11.1 million and $10.4 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $0.4 million and $0.2 million were recorded for the three months ended March 31, 2025 and 2024, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2024	$540,290
Measurement period adjustments	100
Cumulative translation adjustment	276
Balance at March 31, 2025	$540,666
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$256,441	$118,320	$138,121	10.7
Technology	23,997	23,997	—	N/A
Noncompete agreements	21,815	20,890	925	1.4
Patents	12,706	11,218	1,488	2.7
All other	19,877	7,072	12,805	12.0
Total definite life intangible assets	334,836	181,497	153,339
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,594	—	2,594	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,618	—	82,618	N/A
Total	$417,454	$181,497	$235,957

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$256,374	$113,590	$142,784	10.8
Technology	23,997	23,997	—	N/A
Noncompete agreements	21,815	20,621	1,194	1.5
Patents	12,577	11,102	1,475	2.7
All other	19,937	6,711	13,226	12.1
Total definite life intangible assets	334,700	176,021	158,679
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,207	—	2,207	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,231	—	82,231	N/A
Total	$416,931	$176,021	$240,910

Intangible amortization expense was $5.5 million and $4.9 million for the three months ended March 31, 2025 and 2024, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three months ended March 31, 2025 and 2024.
The estimated future amortization expense of definite life intangible assets as of March 31, 2025 is as follows (in millions):

2025	$15.9
2026	20.2
2027	15.9
2028	15.1
2029	11.4
2029 and thereafter	74.8
Total	$153.3
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Unsecured senior revolving credit agreement	$546,299	$195,831
BGC Group 4.375% Senior Notes due December 15, 2025	287,645	287,462
BGC Partners 4.375% Senior Notes due December 15, 2025	11,830	11,824
BGC Group 8.000% Senior Notes due May 25, 2028	344,811	344,620
BGC Partners 8.000% Senior Notes due May 25, 2028	2,259	2,257
BGC Group 6.600% Senior Notes due June 10, 2029	495,796	495,546
Total Notes payable and other borrowings[1,2]	$1,688,640	$1,337,540
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of both March 31, 2025 and December 31, 2024.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of March 31, 2025 and December 31, 2024, total deferred financing costs were $10.9 million and $12.0 million, respectively.

Exchange Offer and Market-Making Registration Statement
On October 6, 2023, BGC Group completed the Exchange Offer, in which BGC Group offered to exchange the BGC Partners Notes for new notes to be issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash. In connection with the Exchange Offer, and on behalf of BGC Partners, BGC Group also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including the “Change of Control” provisions described below, which had applied to each series of the BGC Partners Notes, and (ii) holders of the BGC Partners 8.000% Senior Notes to amend the registration rights agreement relating thereto to terminate such agreement. As of September 19, 2023, the requisite note holder consents were received to adopt the proposed indenture amendments and terminate the registration rights agreement relating to the BGC Partners 8.000% Senior Notes. In connection with the October 6, 2023 closing of the Exchange Offer, (i) $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for BGC Group 8.000% Senior Notes and subsequently cancelled, and equivalent aggregate principal amounts of BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes, respectively, were issued; (ii) the indenture and supplemental indentures relating to the BGC Partners 3.750% Senior Notes, the BGC Partners 4.375% Senior Notes and the BGC Partners 8.000% Senior Notes were amended as proposed; and (iii) the registration rights agreement relating to the BGC Partners 8.000% Senior Notes was terminated. Issuance costs related to the Exchange Offer of $0.9 million are amortized as interest expense and the carrying value of the BGC Group 3.750% Senior Notes accreted, and the carrying value of the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes will accrete, up to the face amount over the term of the notes.
On October 19, 2023, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of the replacement market-making resale registration statement described under “Market-Making Registration Statement” below.
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
As of March 31, 2025, there were $546.3 million of borrowings outstanding, net of deferred financing costs of $3.7 million, under the Revolving Credit Agreement. As of December 31, 2024, there were $195.8 million of borrowings outstanding, net of deferred financing costs of $4.2 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the three months ended March 31, 2025 and 2024 was 6.17% and 7.19%, respectively. BGC Group recorded $4.0 million and $3.7 million, of interest expense related to the Revolving Credit Agreement for the three months ended March 31, 2025 and 2024, respectively.

Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 4.375% Senior Notes due December 15, 2025	287,645	286,948	287,462	285,556
BGC Partners 4.375% Senior Notes due December 15, 2025	11,830	11,797	11,824	11,740
BGC Group 8.000% Senior Notes due May 25, 2028	344,811	371,414	344,620	369,065
BGC Partners 8.000% Senior Notes due May 25, 2028	2,259	2,431	2,257	2,416
BGC Group 6.600% Senior Notes due June 10, 2029	495,796	513,637	495,546	513,366
Total	$1,142,341	$1,186,227	$1,141,709	$1,182,143
The fair values of the BGC Group Notes and BGC Partners Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the BGC Group 3.750% Senior Notes, the BGC Partners 3.750% Senior Notes, the BGC Group 4.375% Senior Notes, the BGC Partners 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Partners 8.000% Senior Notes, and the BGC Group 6.600% Senior Notes are considered Level 2 within the fair value hierarchy.
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
On October 1, 2024, BGC Group repaid the principal plus accrued interest on the BGC Group 3.750% Senior Notes. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million for the three months ended March 31, 2024. On October 1, 2024, BGC Partners repaid the principal plus accrued interest on the BGC Partners 3.750% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million for the three months ended March 31, 2024.

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
The carrying value of the BGC Group 4.375% Senior Notes was $287.6 million as of March 31, 2025. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for both the three months ended March 31, 2025 and 2024.
The carrying value of the BGC Partners 4.375% Senior Notes was $11.8 million as of March 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million for both the three months ended March 31, 2025 and 2024.
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
The carrying value of the BGC Group 8.000% Senior Notes was $344.8 million as of March 31, 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended March 31, 2025 and 2024.
On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of March 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil and $0.1 million, respectively, for the three months ended March 31, 2025 and 2024.
6.600% Senior Notes
On June 10, 2024, the Company issued an aggregate of $500.0 million principal amount of BGC Group 6.600% Senior Notes. The BGC Group 6.600% Senior Notes are general unsecured obligations of BGC Group. The BGC Group 6.600% Senior Notes bear interest at a rate of 6.600% per year, payable in cash on June 10 and December 10 of each year, commencing December 10, 2024. The BGC Group 6.600% Senior Notes will mature on June 10, 2029. The Company may redeem some or all of the BGC Group 6.600% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Group 6.600% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 6.600% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Group 6.600% Senior Notes was $495.5 million, net of discount and debt issuance costs of $5.0 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Group 6.600% Senior Notes will accrete up to the face amount over the term of the notes.
The carrying value of the BGC Group 6.600% Senior Notes was $495.8 million as of March 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for the three months ended March 31, 2025.
Short-Term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $8.7 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $10.4 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.2 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is May 9, 2025. The agreement bears a fee of 1.32% per year. As of both March 31, 2025 and December 31, 2024 there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended March 31, 2025 and 2024.
BGC Credit Agreement with Cantor
There were no borrowings by the Company under the BGC Credit Agreement as of March 31, 2025. The Company did not record any interest expense related to the BGC Credit Agreement during the three months ended March 31, 2025. On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the three months ended March 31, 2024. See Note 13—“Related Party Transactions” for additional information related to these transactions.

Market-Making Registration Statement
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of March 31, 2025, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 434.2 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Issuance of common stock and grants of exchangeability	$26,641	$33,832
Allocations of net income and dividend equivalents¹	551	1,294
RSU, RSU Tax Account, and restricted stock amortization	48,131	60,955
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$75,323	$96,081
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
Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark LPUs
Balance at December 31, 2024	2,936
Granted	—
Redeemed/exchanged units	(423)
Forfeited units	(22)
Balance at March 31, 2025	2,491

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
A summary of the Newmark Holdings LPUs held by BGC employees as of March 31, 2025 is as follows (in thousands):

Newmark LPUs
Regular Units	1,651
Preferred Units	840
Balance at March 31, 2025	2,491
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Issuance of common stock and grants of exchangeability	$26,641	$33,832
Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of March 31, 2025, the Exchange Ratio was 0.9271.
A summary of the LPUs redeemed in connection with the issuance of Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Newmark Holdings LPUs	99	61
As of March 31, 2025 and December 31, 2024, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of March 31, 2025 and December 31, 2024, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.1 million and 0.3 million, respectively.

Subsequent to the Corporate Conversion, BGC may issue BGC Class A common stock and record compensation expense for the grant date fair value of the shares issued. For the three months ended March 31, 2025, BGC issued 1.8 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $8.5 million to pay taxes due at the time of issuance. For the three months ended March 31, 2024, BGC issued 2.3 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $11.0 million to pay taxes due at the time of issuance.
LPU Amortization
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule was recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of March 31, 2025, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2024, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
RSU amortization	$39,657	$19,467
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands):

	RSUs	Weighted-Average Grant Date Fair Value	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2024	72,498	$5.24	$379,974	4.58
Granted	3,580	8.67	31,055
Delivered	(7,211)	5.36	(38,683)
Forfeited	(85)	4.79	(411)
Balance at March 31, 2025	68,782	$5.41	$371,935	4.75
The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of March 31, 2025 and December 31, 2024, 22.3 million and 22.9 million RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended March 31, 2025 and 2024, the Company withheld shares of BGC Class A common stock valued at $19.5 million and $11.8 million, respectively, to pay taxes due at the time of vesting. As of March 31, 2025 and 2024, there was approximately $226.6 million and $168.9 million, respectively, of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 4.75 years and 5.68 years, respectively.

In relation to the Corporate Conversion, the Company granted $49.2 million and $74.0 million of RSU Tax accounts as of June 30, 2023 and July 1, 2024, respectively. During the three months ended March 31, 2025 and 2024, $4.8 million and $3.5 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of March 31, 2025 and 2024, there were approximately $65.4 million and $86.0 million, respectively, of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that are expected to be recognized over a weighted-average period of 7.77 years and 8.61 years, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $4.3 million and $6.0 million, for the three months ended March 31, 2025 and 2024, respectively.
On February 5, 2025, the Company accelerated the vesting of 1.3 million of Mr. Howard W. Lutnick’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A Common Stock, and delivered, less 0.7 million shares withheld by the Company for taxes at $9.38 per share, 0.6 million net shares. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee of the Company, and the related party transaction resulted in a $9.0 million compensation expense for the three months ended March 31, 2025.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. The aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $14.1 million and $14.7 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the aggregate estimated fair value of the deferred compensation awards was nil and $0.6 million, respectively. The liability for such acquisition-related contingent share obligations and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by employees in five to ten years. Transferability of the restricted shares of stock issued prior to the Corporate Conversion is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations. During the three months ended March 31, 2025 and 2024, nil and 0.2 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision.
During both the three months ended March 31, 2025 and 2024, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees, respectively. As of both March 31, 2025 and December 31, 2024, there were nil of such restricted BGC shares held by BGC employees outstanding. During both the three months ended March 31, 2025 and 2024, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. As of both March 31, 2025 and December 31, 2024, there were nil restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of March 31, 2025, 0.6 million of the total 4.1 million restricted stock awards outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $4.2 million for the three months ended March 31, 2025. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $35.5 million for the three months ended March 31, 2024. The compensation expense related to restricted stock includes the acceleration of approximately 4.3 million restricted stock awards of a former BGC executive officer, which resulted in a $25.4 million compensation expense for the three months ended March 31, 2024.
For the restricted stock awards that vested during the three months ended March 31, 2025, the Company withheld 0.7 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of March 31, 2025, there was approximately $2.5 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 0.73 years.

A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and dollars in thousands):

	Restricted Stock	Weighted-Average Grant Date Fair Value	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2024	7,304	$4.81	$35,119	0.59
Granted	—	—	—
Delivered	(2,973)	3.88	(11,524)
Forfeited	(248)	4.92	(1,219)
Balance at March 31, 2025	4,083	$5.48	$22,376	0.73
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of March 31, 2025 and December 31, 2024 the Company was contingently liable for $1.4 million and $1.3 million, respectively, under these letters of credit.
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

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the three months ended March 31, 2025 and 2024, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended March 31, 2025 and 2024, the Company reserved nil and $2.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.9 million and $2.8 million in health care claims as of March 31, 2025 and December 31, 2024, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2025, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.

Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of March 31, 2025, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2025, the Company’s regulated subsidiaries held $763.7 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $437.3 million.
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
As of March 31, 2025, the Company has identified its Co-Chief Executive Officers as the Chief Operating Decision Makers (collectively, “CODM”). Consolidated net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM. The Company’s business is based on the products and services provided and reflects the manner in which financial information is evaluated by the CODM.
Significant expense categories included in Consolidated net income (loss) that are regularly provided to the CODM include Compensation and employee benefits expense and Equity-based compensation and allocations of net income to limited partnership units and FPUs expense. Refer to the Company’s unaudited Condensed Consolidated Statements of Operations for additional information.

Information regarding revenues from external customers, other revenues, significant segment expenses, other segment items and Consolidated net income (loss) is as follows:

	Three Months Ended March 31,
	2025	2024
Revenues
Rates	$200,945	$175,085
ECS	149,937	118,464
FX	110,035	84,023
Credit	86,936	87,592
Equities	62,936	62,857
Total brokerage revenues	610,789	528,021
Fees from related parties	4,422	4,421
Data, software, and post-trade	32,500	30,903
Interest and dividend income[1]	11,629	9,764
Other revenues	4,900	5,505
Total other revenues	53,451	50,593
Total revenues	$664,240	$578,614

Expenses
Compensation and employee benefits	341,648	290,842
Equity-based compensation and allocations of net income to limited partnership units and FPUs	75,323	96,081
Total compensation and employee benefits	416,971	386,923
Other segment items[2]	193,840	142,650
Consolidated net income (loss)	$53,429	$49,041
_______________________________________
1    For the three months ended March 31, 2025 and 2024, Interest income was $11.6 million and $9.8 million, respectively.
2    Other segment items include Occupancy and equipment expense, Fees to related parties expense, Professional and consulting fees expense, Communications expense, Selling and promotion expense, Commissions and floor brokerage expense, Interest expense, Other expenses, Gains (losses) on divestitures and sales of investments, Gains (losses) on equity method investments, Other income (loss), and Provision (benefit) for income taxes, each of which are presented on the Company’s unaudited Condensed Consolidated Statements of Operations. Also included in Other segment items is Fixed asset depreciation and intangible asset amortization. For the three months ended March 31, 2025 and 2024, Fixed asset depreciation and intangible asset amortization was $21.9 million and $20.6 million, respectively.

Refer to the Company’s unaudited Condensed Consolidated Statements of Financial Condition for the segment’s total assets. Refer to Note 14—“Investments” for the Company’s investment in equity method investees. Total expenditures for additions to long-lived assets are reported on the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
EMEA[1]	$341,961	$304,740
Americas[2]	246,639	200,029
APAC	75,640	73,845
Total revenues	$664,240	$578,614
____________________________
1For the three months ended March 31, 2025 and 2024, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the three months ended March 31, 2025 and 2024 were $228.2 million and $209.6 million, respectively.
2For the three months ended March 31, 2025 and 2024, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the three months ended March 31, 2025 and 2024 were $229.5 million and $182.1 million, respectively.
Information regarding long-lived assets (defined as: loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	March 31, 2025	December 31, 2024
Long-lived assets:
EMEA[1]	$357,503	$346,198
Americas[2]	274,817	261,297
APAC	84,219	81,276
Total long-lived assets	$716,539	$688,771
____________________________
1As of March 31, 2025 and December 31, 2024, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of March 31, 2025 and December 31, 2024 were $252.2 million and $251.9 million, respectively.
2As of March 31, 2025 and December 31, 2024, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of March 31, 2025 and December 31, 2024 were $268.8 million and $255.5 million, respectively.

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues from contracts with customers:
Commissions	$494,711	$415,172
Data, network and post-trade	32,500	30,903
Fees from related parties	4,422	4,421
Other revenues	2,939	3,117
Total revenues from contracts with customers	534,572	453,613
Other sources of revenues:
Principal transactions	116,078	112,849
Interest and dividend income	11,629	9,764
Other revenues	1,961	2,388
Total revenues	$664,240	$578,614
See Note 3—“Summary of Significant Accounting Policies” in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024 for detailed information on the recognition of the Company’s revenues from contracts with customers.
Disaggregation of Revenue
See Note 22—“Segment and Geographic Information,” for a further discussion on the allocation of revenues to geographic regions.
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
The Company had receivables related to revenues from contracts with customers of $401.5 million and $324.2 million at March 31, 2025 and December 31, 2024, respectively. The Company had no impairments related to these receivables during the three months ended March 31, 2025 and 2024.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2025 and December 31, 2024 was $17.3 million and $20.0 million, respectively.
During the three months ended March 31, 2025 and 2024, the Company recognized revenue of $11.0 million and $9.8 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of March 31, 2025 or December 31, 2024.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 14.4 years, some of which include options to extend the leases in 0.1 to 10 year increments for up to 15 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases, were determined based on previous lease guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
As of March 31, 2025, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	March 31, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other assets	$107,206	$114,456
Finance lease ROU assets	Fixed assets, net	$2,632	$2,959
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$126,102	$135,825
Finance lease liabilities	Accounts payable, accrued and other liabilities	$3,032	$3,249

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases (years)	6.6	6.8
Finance leases (years)	2.2	2.4
Weighted-average discount rate
Operating leases	5.5%	5.5%
Finance leases	4.4%	4.4%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2025	2024
Operating lease cost[1]	Occupancy and equipment	$8,218	$8,445
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$326
Interest on lease liabilities	Interest expense	$34	$47
__________________________
1Short-term lease expense was not material for the three months ended March 31, 2025 and 2024.
The following table shows the Company’s maturity analysis of its lease liabilities as of March 31, 2025 (in thousands):

	March 31, 2025
	Operating leases	Finance leases
2025 (excluding the three months ended March 31, 2025)	$22,019	$1,269
2026	25,977	1,290
2027	21,267	627
2028	14,994	—
2029	10,963	—
Thereafter	66,925	—
Total	$162,145	$3,186
Interest	(36,043)	(154)
Total	$126,102	$3,032
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024
Operating cash flows from operating lease liabilities	$11,060	$9,363
Operating cash flows from finance lease liabilities	$34	$47
Financing cash flows from finance lease liabilities	$328	$211

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the allowance for credit losses are recognized in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2025 and 2024, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2025	$6.2	$—	$21.0	$27.2
Current-period provision for expected credit losses	—	—	1.1	1.1
Ending balance, March 31, 2025	$6.2	$—	$22.1	$28.3

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2024	$5.0	$2.3	$18.9	$26.2
Current-period provision for expected credit losses	0.9	—	0.6	1.5
Ending balance, March 31, 2024	$5.9	$2.3	$19.5	$27.7
For the three months ended March 31, 2025, there was no change in the allowance for credit losses against “Accrued commissions and other receivables, net.” For the three months ended March 31, 2024, there was an increase of $0.9 million in the allowance for credit losses against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions.
For the three months ended March 31, 2025 and 2024, there was no change in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net.”
For the three months ended March 31, 2025, there was an increase of $1.1 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which is primarily due to foreign currency remeasurement, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $22.1 million as of March 31, 2025. For the three months ended March 31, 2024, there was an increase of $0.6 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
First Quarter 2025 Dividend
On May 6, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2025, payable on June 10, 2025 to BGC Class A and Class B common stockholders of record as of May 27, 2025.
Unsecured senior revolving credit agreement
On April 3, 2025, the Company repaid in full the $550.0 million of borrowings outstanding under the Revolving Credit Agreement.

6.150% Senior Notes
On April 2, 2025, BGC Group issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. The notes are general senior unsecured obligations of the Company. The notes will pay interest semi-annually at a rate of 6.150% per annum, on each April 2 and October 2, commencing October 2, 2025. The BGC Group 6.150% Senior Notes will mature on April 2, 2030. The initial carrying value of the BGC Group 6.150% Senior Notes was $692.8 million, net of discount and debt issuance costs of $7.2 million. $0.4 million of underwriting fees were payable to CF&Co. The issuance costs will be amortized as interest expense and the carrying value of the BGC Group 6.150% Senior Notes will accrete up to the face amount over the term of the notes.
Acquisitions
On April 1, 2025, the Company closed its previously announced acquisition of OTC Global, an energy and commodities brokerage firm. The Company believes OTC Global’s product suite and client base are complementary to BGC’s existing ECS business and believes this acquisition will create a comprehensive platform to serve the global energy and commodities market. The Company acquired 100% of the equity in OTC Global and its subsidiaries for total consideration of $325.0 million, which included $322.5 million in cash and $2.5 million of restricted shares of BGC Class A common stock. The Company accounts for the OTC Global acquisition as a business combination under the acquisition method of accounting and records the assets acquired and liabilities assumed at their fair values as of the acquisition date. The Company has not yet completed the purchase accounting due to the timing of the acquisition, and it continues to evaluate the estimated fair values of the assets acquired and the liabilities assumed. Accordingly, the fair value of the assets and liabilities acquired, including goodwill and other intangible assets, is not yet available.
BGC Credit Agreement with Cantor
On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. The borrowing rate as of April 4, 2025 was 6.17%. Cantor partially repaid the Company $15.0 million on April 14, 2025. As of May 9, 2025, Cantor had $105.0 million of borrowings outstanding from the Company under the BGC Credit Agreement. As of May 9, 2025, the interest rate on this facility was 6.18%.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three months ended March 31, 2025 and 2024. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
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
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through our platforms, for transactions executed either OTC or through an exchange. Through our electronic brands, we offer multiple trade execution, market infrastructure and connectivity services, as well as post-trade services.
Our clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global operation with offices across all major geographies, including New York and London, as well as in Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Palm Beach, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
As of March 31, 2025, we had 2,165 brokers, salespeople, managers, and other front-office personnel across our businesses.
Corporate Conversion
On July 1, 2023, pursuant to the Corporate Conversion Agreement, BGC Partners completed the Corporate Conversion from an Umbrella Partnership C-Corporation to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group.
The Corporate Conversion was made pursuant to the Corporate Conversion Agreement which was approved by the Board of Directors of BGC Partners, at the recommendation of the Joint Committee, composed of the Audit Committee and Compensation Committee sitting jointly. The Joint Committee was advised by independent financial and legal advisors selected by the Joint Committee. Houlihan Lokey, Inc., as financial advisor, provided a fairness opinion to the Joint Committee.
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
As a result of the Corporate Conversion, on July 1, 2023:
•64.0 million Cantor units, including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. As of May 9, 2025, the Company has issued approximately $16.8 million of BGC Group Class A common stock in connection with acquisitions since the Corporate Conversion;
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
Recent Board of Directors and Executive Officers Changes
On February 18, 2025, Mr. Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard W. Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard W. Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed John A. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers of the Company and as the Principal Executive Officers of the Company. Mr. Howard W. Lutnick has agreed to divest his interests in BGC to comply with U.S. government ethics rules, which is expected to occur within 90 days following his confirmation, and does not expect any arrangement which involves selling shares on the open market.
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

Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology-driven businesses are referred to as Fenics. We categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the Fully Electronic portion of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes FMX UST, FMX FX, FMX Futures Exchange, Lucera, PortfolioMatch, Fenics GO, and other newer standalone platforms. Revenues generated from data, network and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
Revenues in our Fenics businesses increased 15.6%, to $172.7 million in the first quarter of 2025, as compared to the prior year period.
Within our Fenics businesses, Fenics Markets revenue grew 14.2%, to $145.5 million, in the first quarter of 2025 as compared to the prior year period. Fenics Markets growth was primarily driven by electronic volumes across Rates and Foreign Exchange.
Fenics Growth Platforms revenue grew 23.7%, to $27.1 million, in the first quarter of 2025, as compared to the prior year period, primarily driven by FMX, PortfolioMatch, and Lucera, partially offset by the sale of Capitalab. Excluding Capitalab, Fenics Growth Platforms revenues grew by approximately 30% year-over-year. Collectively, our newer Fenics Growth Platform offerings are not yet fully up to scale, but continue to grow at a leading rate. Over time, the Company expects these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
The Company continues to invest in our Fenics Growth Platforms, and notable highlights for the first quarter of 2025 compared to the prior year period include:
•FMX UST generated ADV exceeding $60 billion in the first quarter, a 33% increase compared to the prior year period. This growth was driven by strong support from FMX’s Equity Partners, which drove market share to approximately 33% for the first quarter, up from 30% last quarter and 28% a year ago. Notably, FMX daily volume exceeded $100 billion for the first time on February 28th, 2025.
•FMX FX more than doubled its ADV to $14.5 billion in the first quarter, driven by deepening support from FMX’s Equity Partners, as well as onboarding new participants onto the platform.

•FMX Futures Exchange continued to make progress connecting new, large FCMs, while preparing for the launch of U.S. Treasury futures, which following the extreme volatility in April, is scheduled for May 2025. As FMX continues to integrate more FCMs, ADV and open interest on the Exchange are expected to meaningfully accelerate.
•PortfolioMatch ADV doubled due to strong growth across both U.S. and European credit volumes. PortfolioMatch continues to capture market share in this rapidly growing segment of the credit market.
•Lucera, Fenics’ network business providing critical real-time trading infrastructure to the capital markets, increased its revenue by more than 15% and grew its client pipeline for sustained future growth. Lucera plans to launch new Foreign Exchange and Rates products throughout 2025, which are expected to drive new growth opportunities.
Data, network and post-trade revenues increased by 5.2% to $32.5 million. This growth was primarily driven by Fenics Market Data and Lucera, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, revenues grew by circa 10% year-over-year.
Fenics brokerage revenues increased by 18.3% to $140.1 million in the first quarter of 2025 over the prior year period.
Fenics’ revenue growth was led by Fenics Rates. Fenics represented 26.0% of BGC’s overall revenue in the first quarter of 2025 compared to 25.8% in the first quarter of 2024.
Acquisitions
On April 1, 2025, the Company completed its acquisition of OTC Global. The Company acquired 100% of the equity in OTC Global and its subsidiaries for total consideration of $325.0 million, which included $322.5 million in cash and $2.5 million of restricted shares of BGC Class A common stock. OTC generated revenues of over $400 million for the year ended December 31, 2024, representing an acquisition multiple of approximately 0.75 times revenue. With the integration of OTC’s complementary product suite, we expect that ECS will become BGC’s largest asset class. This positions us as the world’s largest ECS broker by revenue as of the date of acquisition, making BGC a more comprehensive and diversified company.
On October 1, 2024, the Company completed the acquisition of Sage, an energy and environmental brokerage firm. This acquisition expanded BGC’s energy brokerage services in the U.S. and supported BGC’s global growth efforts across ECS.
Divestitures
On December 3, 2024, the Company announced the sale of Capitalab, which was part of its post-trade business, to Capitolis. BGC will retain its high-growth, post-trade foreign exchange risk reduction business, which was previously included under the Capitalab brand and will be renamed Fenics NDF Match.
As a result of this sale, the Company recognized a $39.0 million gain, net of banking fees, other professional fees, and compensation expenses, which is included in “Gains (losses) on divestitures and sale of investments” in the Company’s Consolidated Statements of Operations during the year ended December 31, 2024. The Company had no gains or losses from divestitures or sales of investments during both the three months ended March 31, 2025 and 2024.
Brands and Trademarks
Amerex, Aurel, Aurel BGC, Caventor, CBID, Conticap, CreditMatch, BGC, BGC Group, BGC Partners, BGC Trader, ELX, EOXLive, Euro Brokers, Fenics, Fenics.com, Fenics Markets Xchange, Fenics Digital, Fenics Direct, Fenics MID, Fenics MD, Fenics Market Data, Fenics GO, Fenics PortfolioMatch, FMX, FMX Futures, FMX Markets Xchange, FMX UST, FMX FX, FMX Repo, FMX NDF, GFI, GFI Ginga, kACE2, Lake Securities, Latium Capital, LumeFX, LumeMarkets, Lucera, Martin Brokers, Maxcor, Matchbox, Mint, MIS Brokers, Open Energy, OTC Global Holdings, Perimeter Markets Inc., Poten & Partners, RP Martin, Tower Bridge, Sage, Sunrise Brokers, and VolumeMatch are among the trademarks/service marks and/or registered trademarks/service marks of BGC Group and/or its affiliates in the U.S. and/or other jurisdictions.

Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result BGC has ceased trading with those clients. The Company derived less than 1% of total revenue from its Moscow branch and sanctioned Russian counterparties. During the three months ended March 31, 2025 and 2024, the Company reserved nil and $2.0 million, respectively, in connection with unsettled trades and receivables with sanctioned Russian entities.
Tax Policy Changes
Pillar 2 is part of the Organization for Economic Co-Operation and Development/G20 Inclusive Framework on Base Erosion and Profit Shifting, which is part of a global initiative to address tax avoidance and ensure that multinational enterprises pay their fair share of taxes. The Pillar 2 framework introduces a global minimum tax rate of 15% for multinational companies. In December 2022, the Council of the EU unanimously adopted the EU Minimum Tax Directive, which would require member states to implement these rules. In the U.K., Pillar 2 was adopted after royal assent was given in July 2023.
Management performed Pillar 2 calculations for the necessary jurisdictions for the first quarter of 2025 and determined that the minimum global effective tax did not have a material impact on our first quarter 2025 tax rate.
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

Several factors could influence the financial service industry and our business performance, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat or imposition of broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, and other factors that are generally beyond our control. Generally, volatility benefits BGC by increasing secondary trading volumes, as market participants seek to hedge their risk or capitalize on price fluctuations. We believe that these activities are most efficiently executed in our wholesale markets, known for their depth and liquidity. Rates of inflation may affect our expenses such as employee compensation and benefits, technology and communication expenses and occupancy costs. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this Quarterly Report on Form 10-Q.
Industry Consolidation
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics. We also continue to compete with the electronic markets and market data businesses of the CME, primarily through our FMX businesses where we compete in U.S. Treasuries, U.S. interest rate futures, and foreign exchange products. Additionally, we have significantly grown our presence in the energy, commodities and shipping markets, and are competing more with ECS brokers such as Marex, StoneX and Clarksons.
Additionally, there has been an increase in strategic acquisitions of OTC trading platforms by exchanges and electronic marketplaces including ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq’s U.S. Fixed Income Electronic Trading Platform, r8fin and ICD, LSEG acquiring Quantile, etc. We view the consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Overall Market Volumes and Volatility
Volume is driven by a number of factors, including the level of issuance for financial instruments, price volatility of financial instruments, government and central bank policies, macro-economic conditions, creation and adoption of new products, regulatory environment, and the introduction and adoption of new trading technologies. Historically, increased price volatility has often increased the demand for hedging instruments, including many of the cash and derivative products that we broker.
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
During the three months ended March 31, 2025, industry volumes were higher across Rates, ECS, FX, Credit, and Equities compared to the prior year period. BGC’s brokerage revenues were up by 15.7% year-over-year in the quarter, reflecting growth across all geographies and strong double-digit revenue growth across BGC’s three largest asset classes, Rates, ECS and FX.
Below is an expanded discussion of the volume and growth drivers of our various brokerage product categories.
Rates Volumes and Volatility
Our Rates business is influenced by a number of factors, including global sovereign issuances, interest rates, government and central bank policies, secondary trading and the hedging of these sovereign debt instruments. The amount of global sovereign debt outstanding remains at historically high levels, and recent and potential future monetary policy changes by major central banks have given rise to higher levels of interest rate trading activity and are expected to provide continued tailwinds to our Rates business.
The level of secondary trading and related hedging activity was higher during the first quarter of 2025 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 7% compared to the prior year period. Over the same time period, listed products on CME were up 9%, and OTC interest rate derivative volumes traded on SEF were up 10% compared to the first quarter of 2024, according to Clarus. In comparison, our overall Rates revenues were up 14.8%, as compared to a year earlier, to $200.9 million.
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
ECS Volumes
ECS volumes were higher during the first quarter of 2025 compared to the prior year period. CME and ICE energy futures and options volumes were up 20% and 24%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased 26.6%, compared to the prior year period, to $149.9 million.
Foreign Exchange Volumes and Volatility
Global foreign exchange volumes were higher during the first quarter of 2025 compared to the prior year period. Volumes for CME FX futures and options and CME EBS spot FX were up 17%, and 36% respectively, and Cboe FX was up 12%. In comparison, our overall FX revenues increased by 31.0%, compared to the prior year period, to $110.0 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were higher during the first quarter of 2025 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 11% and U.S. High Yield was up 7% according to Bloomberg. In comparison, our overall Credit revenues decreased by 0.7%, compared to the prior year period, to $86.9 million.

Equities Volumes
Global equity volumes were generally higher during the first quarter of 2025 compared to the prior year period. According to the Securities Industry and Financial Markets Association, or SIFMA, the average daily volume of U.S. cash equities was up 33% as compared to a year earlier. Over the same timeframe, Eurex average daily volumes of equity and equity index derivatives were up 14%, and, according to the OCC, the average daily volume of U.S. options was up 23%. Our Equities business primarily consists of equity derivatives and our overall revenues from Equities increased by 0.1%, compared to the prior year period, to $62.9 million.
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
As of March 31, 2025, our front-office headcount was 2,165 brokers, salespeople, managers, and other front-office personnel, up 2.2% from 2,119 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended March 31, 2025, increased by 12.4%, to $0.3 million.
FINANCIAL HIGHLIGHTS
For the three months ended March 31, 2025 compared to the three months ended March 31, 2024
Income from operations before income taxes was $80.0 million compared to $71.1 million in the prior year period.
Total revenues increased $85.6 million compared to the prior year period, or 14.8%, to $664.2 million, largely due to overall growth of 15.7% in our brokerage revenues:
•ECS increased $31.5 million, or 26.6%;
•Rates increased $25.9 million, or 14.8%;
•FX increased $26.0 million, or 31.0%;
•Credit decreased $0.7 million, or 0.7%; and
•Equities increased $0.1 million, or 0.1%.
In addition, there was an increase of $1.9 million in Interest and dividend income, primarily driven by income earned on bank deposits and money market funds. Further, there was an increase of $1.6 million, or 5.2%, in Data, network and post-trade revenues, primarily driven by Fenics Market Data and Lucera, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Revenues for Data, Network and Post-trade, excluding the impact of Capitalab, revenues grew by circa 10% year-over-year.
Total expenses increased $38.5 million, or 7.0%, to $586.5 million compared to the prior year period, primarily driven by an increase in total compensation and employee benefits expenses of $30.0 million. The increase in compensation and employee benefits was primarily due to higher commissionable revenues during the period. The $8.4 million increase in non-compensation expenses was primarily driven by an increase in interest expense related to the BGC Group 6.600% Senior Notes issued in June 2024. The increase in Interest expense was partially offset due to the repayments in full of the $275.0 million of principal amount outstanding under the BGC Credit Agreement on April 1, 2024, as well as the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024. Non-compensation expenses also increased period over period due to higher Selling and promotion, Commissions and floor brokerage, and Communication costs which were primarily driven by higher revenues.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$494,711	74.5%	$415,172	71.8%
Principal transactions	116,078	17.5	112,849	19.5
Total brokerage revenues	610,789	92.0	528,021	91.3
Fees from related parties	4,422	0.7	4,421	0.8
Data, network and post-trade	32,500	4.9	30,903	5.3
Interest and dividend income	11,629	1.7	9,764	1.6
Other revenues	4,900	0.7	5,505	1.0
Total revenues	664,240	100.0	578,614	100.0
Expenses:
Compensation and employee benefits	341,648	51.4	290,842	50.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	75,323	11.4	96,081	16.6
Total compensation and employee benefits	416,971	62.8	386,923	66.9
Occupancy and equipment	42,569	6.4	40,806	7.1
Fees to related parties	8,350	1.3	7,215	1.2
Professional and consulting fees	15,669	2.4	14,259	2.5
Communications	30,629	4.6	30,008	5.2
Selling and promotion	19,441	2.9	16,771	2.9
Commissions and floor brokerage	17,492	2.6	17,392	3.0
Interest expense	24,654	3.7	20,136	3.5
Other expenses	10,747	1.6	14,558	2.4
Total expenses	586,522	88.3	548,068	94.7
Other income (losses), net:
Gains (losses) on equity method investments	2,358	0.3	1,790	0.3
Other income (loss)	(98)	0.0	38,762	6.7
Total other income (losses), net	2,260	0.3	40,552	7.0
Income (loss) from operations before income taxes	79,978	12.0	71,098	12.3
Provision (benefit) for income taxes	26,549	4.0	22,057	3.8
Consolidated net income (loss)	$53,429	8.0%	$49,041	8.5%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(1,735)	(0.3)	(169)	0.0
Net income (loss) available to common stockholders	$55,164	8.3%	$49,210	8.5%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$26,641	4.0%	$33,832	5.9%
Allocations of net income and dividend equivalents	551	0.1	1,294	0.2
RSU, RSU Tax Account, and restricted stock amortization	48,131	7.3	60,955	10.5
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$75,323	11.4%	$96,081	16.6%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Revenues
Brokerage Revenues
Total brokerage revenues increased by $82.8 million, or 15.7%, to $610.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Commission revenues increased by $79.5 million, or 19.2%, to $494.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Principal transactions revenues increased by $3.2 million, or 2.9%, to $116.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Our Rates revenues increased by $25.9 million, or 14.8%, to $200.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, reflecting higher volumes across all major interest rate products.
Our ECS revenues increased by $31.5 million, or 26.6%, to $149.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, driven by strong growth across environmental and energy transition products, as well as oil and refined products.
Our FX revenues increased by $26.0 million, or 31.0%, to $110.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, reflecting broad-based growth across all FX products.
Our Credit revenues decreased by $0.7 million, or 0.7%, to $86.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to lower Emerging Market and European credit volumes, partially offset by PortfolioMatch volumes and strong U.S. credit activity.
Our Equities revenues increased by $0.1 million, or 0.1%, to $62.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, as a result of higher European and U.S. equity volumes being offset by lower Asian equity derivatives volumes.
Fees from Related Parties
Fees from related parties remained flat at $4.4 million for the three months ended March 31, 2025 and 2024.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $1.6 million, or 5.2%, to $32.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This growth was primarily driven by Fenics Market Data and Lucera, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding the impact of Capitalab, revenues grew by circa 10% year-over-year.
Interest and Dividend Income
Interest and dividend income increased by $1.9 million, or 19.1%, to $11.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This was primarily driven by an increase in interest income on government bonds and money market funds versus the year ago period, which were primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues decreased by $0.6 million, or 11.0% to $4.9 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily driven by a decrease in consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $50.8 million, or 17.5%, to $341.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The primary driver of the increase was higher commissionable revenues.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $20.8 million, or 21.6%, to $75.3 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, the Company incurred compensation charges of $9.0 million and $25.4 million, respectively, for the acceleration of RSUs and restricted stock awards, respectively, held by former BGC executive officers.
Occupancy and Equipment
Occupancy and equipment expense increased by $1.8 million, or 4.3%, to $42.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. This increase was primarily driven by an increase in software licenses and maintenance costs, offset by cost savings for consolidating BGC’s London office space in the third quarter of 2024.
Fees to Related Parties
Fees to related parties increased by $1.1 million, or 15.7%, to $8.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $1.4 million, or 9.9%, to $15.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which was primarily driven by an increase in consulting and other professional services and fees.
Communications
Communications expense increased by $0.6 million, or 2.1%, to $30.6 million for the three months ended March 31, 2025 as compared to three months ended March 31, 2024, which was primarily driven by an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $2.7 million, or 15.9%, to $19.4 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which was primarily driven by an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $0.1 million, or 0.6%, to $17.5 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which was primarily driven by a higher number of trades in the three months ended March 31, 2025.
Interest Expense
Interest expense increased by $4.5 million, or 22.4%, to $24.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which was primarily driven by BGC 6.600% Senior Notes issued in June 2024. The higher interest expense was partially offset by lower interest due to the repayments in full of the $275.0 million of principal amount outstanding from the BGC Credit Agreement on April 1, 2024, as well as the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024.

Other Expenses
Other expenses decreased by $3.8 million, or 26.2%, to $10.7 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which was primarily due to a decrease in reserves related to potential losses associated with Russia’s Invasion of Ukraine.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.6 million, or 31.7%, to $2.4 million for the three months ended March 31, 2025 as compared to a gain of $1.8 million for the three months ended March 31, 2024.
Other Income (Loss)
Other income (loss) decreased by $38.9 million, or 100.3%, to $0.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, which was primarily driven by a $36.6 million unrealized gain for the three months ended March 31, 2024 related to fair value adjustments on investments carried under the measurement alternative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $4.5 million, or 20.4%, to $26.5 million of tax expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase was primarily driven by a change in executive officers compensation expenses disallowed from a U.S. tax perspective, as well as change in the level, geographical, and business mix of earnings, which impacts our consolidated effective tax rate from period-to-period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $1.6 million, or 926.6%, to a loss of $1.7 million for the three months ended March 31, 2025 as compared to a loss of $0.2 million for the three months ended March 31, 2024.

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

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Revenues:
Commissions	$494,711	$431,469	$407,095	$395,081	$415,172	$388,211	$350,305	$348,720
Principal transactions	116,078	84,590	93,551	98,439	112,849	73,563	84,725	94,883
Fees from related parties	4,422	6,558	5,106	4,643	4,421	4,226	3,723	4,062
Data, network and post-trade	32,500	32,587	32,661	30,812	30,903	29,551	27,797	27,000
Interest and dividend income	11,629	12,370	16,944	17,145	9,764	16,586	10,150	13,371
Other revenues	4,900	4,758	5,754	4,641	5,505	4,623	5,994	5,044
Total revenues	664,240	572,332	561,111	550,761	578,614	516,760	482,694	493,080
Expenses:
Compensation and employee benefits	341,648	289,608	271,307	271,990	290,842	248,915	233,087	243,387
Equity-based compensation and allocations of net income to limited partnership units and FPUs	75,323	121,165	85,690	66,207	96,081	78,093	69,268	126,644
Total compensation and employee benefits	416,971	410,773	356,997	338,197	386,923	327,008	302,355	370,031
Occupancy and equipment	42,569	42,278	45,195	40,959	40,806	41,062	40,028	40,488
Fees to related parties	8,350	9,054	8,251	8,009	7,215	9,172	7,046	7,991
Professional and consulting fees	15,669	17,701	20,184	12,805	14,259	16,144	13,734	14,819
Communications	30,629	30,028	30,416	30,172	30,008	29,169	29,222	27,813
Selling and promotion	19,441	18,605	17,376	17,714	16,771	17,009	14,939	15,320
Commissions and floor brokerage	17,492	18,453	17,539	17,414	17,392	15,342	14,755	16,161
Interest expense	24,654	24,263	25,125	21,551	20,136	20,795	20,780	19,914
Other expenses	10,747	14,847	26,955	13,334	14,558	26,519	22,030	13,221
Total expenses	586,522	586,002	548,038	500,155	548,068	502,220	464,889	525,758
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	38,769	—	—	—	—	—	—
Gains (losses) on equity method investments	2,358	1,536	2,360	2,744	1,790	2,584	2,094	2,412
Other income (loss)	(98)	537	4,276	1,814	38,762	14,765	3,967	(1,011)
Total other income (losses), net	2,260	40,842	6,636	4,558	40,552	17,349	6,061	1,401
Income (loss) from operations before income taxes	79,978	27,172	19,709	55,164	71,098	31,889	23,866	(31,277)
Provision (benefit) for income taxes	26,549	3,873	5,996	17,989	22,057	10,626	5,314	(9,067)
Consolidated net income (loss)	$53,429	$23,299	$13,713	$37,175	$49,041	$21,263	$18,552	$(22,210)
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,735)	(1,904)	(1,034)	(653)	(169)	1,318	1,506	(2,506)
Net income (loss) available to common stockholders	$55,164	$25,203	$14,747	$37,828	$49,210	$19,945	$17,046	$(19,704)

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Brokerage revenue by product:
Rates	$200,945	$169,591	$174,313	$166,044	$175,085	$155,802	$145,703	$144,209
ECS	149,937	134,104	112,921	117,743	118,464	104,739	93,120	98,688
FX	110,035	93,648	92,076	88,946	84,023	77,226	79,795	77,527
Credit	86,936	62,404	68,000	69,381	87,592	65,642	63,747	65,806
Equities	62,936	56,313	53,336	51,406	62,857	58,365	52,665	57,373
Total brokerage revenues	$610,789	$516,060	$500,646	$493,520	$528,021	$461,774	$435,030	$443,603
Brokerage revenue by product (percentage):
Rates	33.0%	32.9%	34.7%	33.6%	33.2%	33.8%	33.5%	32.5%
ECS	24.5	26.0	22.6	23.9	22.4	22.7	21.4	22.2
FX	18.0	18.1	18.4	18.0	15.9	16.7	18.3	17.5
Credit	14.2	12.1	13.6	14.1	16.6	14.2	14.7	14.8
Equities	10.3	10.9	10.7	10.4	11.9	12.6	12.1	13.0
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$470,664	$406,545	$391,264	$387,101	$409,597	$360,536	$337,522	$345,478
Fully Electronic[1]	140,125	109,515	109,382	106,419	118,424	101,238	97,508	98,125
Total brokerage revenues	$610,789	$516,060	$500,646	$493,520	$528,021	$461,774	$435,030	$443,603
Brokerage revenue by product (percentage):
Voice/Hybrid	77.1%	78.8%	78.2%	78.4%	77.6%	78.1%	77.6%	77.9%
Fully Electronic[1]	22.9	21.2	21.8	21.6	22.4	21.9	22.4	22.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of March 31, 2025 were $4.9 billion, an increase of 36.0% as compared to December 31, 2024. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Cash and cash equivalents, Accrued commissions and other receivables, net, Loans, forgivable loans and other receivables from employees and partners, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of March 31, 2025 of $966.4 million, and our Liquidity as of March 31, 2025 of $1,146.1 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure and discussion of changes in our Liquidity from March 31, 2025 to May 9, 2025. Our Financial instruments owned, at fair value, were $179.7 million as of March 31, 2025, compared to $186.2 million as of December 31, 2024.
As part of our cash management process, we may enter into Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both March 31, 2025 and December 31, 2024, there were no Reverse Repurchase Agreements outstanding. As of both March 31, 2025 and December 31, 2024 there were no securities loaned outstanding.

At December 31, 2019, the Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the Internal Revenue Service which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2025 was $11.4 million.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both March 31, 2025 and December 31, 2024, we did not have any investments in the program.
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
As discussed below, our Liquidity remained strong at $1,146.1 million as of March 31, 2025, which can be used for share repurchases, dividends, acquisitions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the three months ended March 31, 2025, we repurchased 2.4 million shares of BGC Class A common stock for aggregate consideration of $23.1 million, representing a weighted-average price per share of $9.45.
On May 6, 2025, our Board declared a $0.02 dividend for the first quarter of 2025. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.

Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On March 12, 2024, the Company repaid in full the $240.0 million of borrowings then-outstanding under the Revolving Credit Agreement, which had been borrowed in 2023. On April 1, 2024, we borrowed $275.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. On June 10, 2024, we repaid in full the $275.0 million of borrowings outstanding under the Revolving Credit Agreement. On October 1, 2024, we borrowed $200.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest on the $255.5 million aggregate outstanding principal amount of BGC Group 3.750% Senior Notes and $44.5 million aggregate outstanding principal amount of BGC Partners 3.750% Senior Notes. On March 12, 2025, we borrowed $25.0 million under the Revolving Credit Agreement for general corporate purposes, and on March 31, 2025, we borrowed $325.0 million under the Revolving Credit Agreement and used a portion of the proceeds from such borrowing to acquire OTC Global.
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
On December 6, 2024, the Company amended the amended and restated the Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement, as amended, are unchanged.
As of March 31, 2025 and December 31, 2024, there were $550.0 million and $200.0 million, respectively, of borrowings outstanding under the Revolving Credit Agreement. During the three months ended March 31, 2025 and 2024, the Company recorded interest expense related to the Revolving Credit Agreement of $4.0 million and $3.7 million, respectively.
On April 3, 2025, the Company repaid in full the $550.0 million of borrowings outstanding under the Revolving Credit Agreement.
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
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On April 1, 2024, we repaid in full the principal and interest related to the $275.0 million of borrowings outstanding under the BGC Credit Agreement. As of both March 31, 2025 and December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the three months ended March 31, 2024. See Note 13—“Related Party Transactions,” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our BGC Credit Agreement with Cantor.
On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. On April 14, 2025, Cantor made a partial repayment of $15.0 million to the Company of the $120.0 million borrowed from the Company under the BGC Credit Agreement. As of May 9, 2025, $105.0 million of borrowings remained outstanding under the BGC Credit Agreement. The borrowing rate as of May 9, 2025 was 6.18%.

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
On October 19, 2023, we filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of the replacement market-making resale registration statement described under “Market-Making Registration Statement” below.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our Exchange Offer.
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
The outstanding aggregate principal amount of BGC Group 3.750% Senior Notes, which were general senior unsecured obligations of BGC Group, was $255.5 million as of March 31, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million during the three months ended March 31, 2024.
The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes, which were general senior unsecured obligations of BGC Partners, was $44.5 million as of March 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million during the three months ended March 31, 2024.
4.375% Senior Notes due December 15, 2025
The outstanding aggregate principal amount of BGC Group 4.375% Senior Notes, which are general senior unsecured obligations of BGC Group, was $288.2 million as of both March 31, 2025 and December 31, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million and $3.3 million, respectively, for the three months ended March 31, 2025 and 2024.
The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $11.8 million as of both March 31, 2025 and December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $0.1 million, for the three months ended March 31, 2025 and 2024, respectively.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of both March 31, 2025 and December 31, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended March 31, 2025 and 2024, respectively.
On August 21, 2024, the Company repurchased $0.5 million of outstanding principal, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million as of both March 31, 2025 and December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil and $0.1 million, for the three months ended March 31, 2025 and 2024, respectively.

6.600% Senior Notes due June 10, 2029
The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of both March 31, 2025 and December 31, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for the three months ended March 31, 2025.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 3.750% Senior Notes, 4.375% Senior Notes, 8.000% Senior Notes, and BGC Group 6.600% Senior Notes.
6.150% Senior Notes due April 2, 2030
On April 2, 2025, we issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. The BGC Group 6.150% Senior Notes are general senior unsecured obligations of the Company. The BGC Group 6.150% Senior Notes bear interest at a rate of 6.150% per year, payable in cash on April 2 and October 2 of each year, commencing October 2, 2025. The BGC Group 6.150% Senior Notes will mature on April 2, 2030. We may redeem some or all of the notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the indenture related to the BGC Group 6.150% Senior Notes). If a “Change of Control Triggering Event” (as defined in the indenture related to the BGC Group 6.150% Senior Notes) occurs, holders may require the Company to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but not excluding, the purchase date. The initial carrying value of the BGC Group 6.150% Senior Notes was $692.8 million, net of discount and debt issuance costs of $7.2 million, of which $0.4 million were underwriting fees payable to CF&Co. The Company intends to use the net proceeds to repurchase, redeem and/or repay at maturity all $288.2 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes and all $11.8 million outstanding aggregate principal amount of the BGC Partners 4.375% Senior Notes, in each case including to pay any applicable redemption premium.
In connection with the issuance of the BGC Group 6.150% Senior Notes, on April 2, 2025, we entered into a Registration Rights Agreement with the initial purchasers in the offering of the BGC Group 6.150% Senior Notes, including CF&Co, pursuant to which we are obligated to file a registration statement with the SEC with respect to an offer to exchange the BGC Group 6.150% Notes for a substantially identical issue of notes registered under the Securities Act and to complete such exchange offer prior to 365 days after April 2, 2025.
Weighted-average Interest Rate
For the three months ended March 31, 2025 and 2024, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, BGC Credit Agreement, and collateralized borrowings, was 6.35% and 5.51%, respectively.
Short-term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $8.7 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $10.4 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.2 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is August 7, 2025. The agreement bears a fee of 1.32% per year. As of both March 31, 2025 and December 31, 2024, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended March 31, 2025 and 2024.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our short-term borrowings.
Market-Making Registration Statement
On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any of our other affiliates, has any obligation to make a market in our securities, and CF&Co, or any such other affiliate, may discontinue market-making activities at any time without notice.

DEBT REPURCHASE PROGRAM
See Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “CEO Program and Other Transactions with CF&Co” for information about our Board-authorized debt repurchase program.
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
•Other changes in working capital represent changes primarily in receivables and payables and accrued liabilities that impact our Liquidity; and
•Changes in Reverse Repurchase Agreements and Financial instruments owned at fair value may result from additional cash investments or sales, which will be offset by a corresponding change in Cash and cash equivalents and, accordingly, will not result in a change in our Liquidity. Conversely, changes in the market value of such securities are reflected in our earnings or other comprehensive income (loss) and will result in changes in our Liquidity.
Discussion of the three months ended March 31, 2025
The table below presents our Liquidity Analysis as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
(in thousands)
Cash and cash equivalents	$966,357	$711,584
Financial instruments owned, at fair value	179,730	186,197
Total	$1,146,087	$897,781
The $248.3 million increase in our Liquidity position from $897.8 million as of December 31, 2024 to $1,146.1 million as of March 31, 2025 was primarily related to the draw down of $350.0 million under the Revolving Credit Agreement. The remaining movement in Cash and cash equivalents balance is primarily due to share repurchases of $23.1 million, capitalized expenditures of $15.5 million, dividends to stock-holders of $9.9 million, tax payments and ordinary movements in working capital. Financial instruments owned at fair value decreased from $186.2 million as of December 31, 2024 to $179.7 million as of March 31, 2025 due to the sale of treasury bills during the three months ended March 31, 2025.

Material movements in the Company’s Liquidity position from April 1, 2025 through May 9, 2025 included the following:
•$692.8 million net proceeds received from the issuance of the BGC Group 6.150% Senior Notes
•$550.0 million full repayment of the borrowings outstanding under the Revolving Credit Agreement
•$318.9 million of cash payments related to the acquisition of OTC Global, which had a total consideration of $325.0 million composed of $322.5 million in cash and $2.5 million in restricted shares of BGC Class A common stock
•$120.0 million loan to Cantor under the BGC Credit Agreement of which Cantor partially repaid $15.0 million
CREDIT RATINGS
As of March 31, 2025, our public long-term credit ratings and associated outlooks were as follows:

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
During the three months ended March 31, 2025 and 2024, the Company was charged $0.9 million and $1.0 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of March 31, 2025 and December 31, 2024 at a fair value of $115.9 million and $124.6 million, respectively.
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

The majority of our foreign subsidiaries are subject to regulation by the relevant authorities in the countries in which they do business. These subsidiaries may also be prohibited from repaying the borrowings of their parents or affiliates, paying cash dividends, making loans to their parent or affiliates or otherwise entering into transactions, in each case, which may result in a significant reduction in their regulatory capital position without prior notification or approval from their principal regulator. See Note 21—“Regulatory Requirements” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details on our regulatory requirements.
As of March 31, 2025, $763.7 million of net assets were held by regulated subsidiaries. As of March 31, 2025, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $437.3 million.
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information related to our regulatory environment.
EQUITY
As of March 31, 2025, we had 378.1 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions and unit redemptions are provided in Note 7—“Stock Transactions and Unit Redemptions” to the Company’s unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended March 31, 2025 were as follows (in thousands):

Three Months Ended March 31, 2025
Common stock outstanding[1]	479,166
RSUs and restricted stock (Treasury stock method)[2]	15,963
Other	6,383
Total	501,512
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended March 31, 2025, the weighted-average number of shares of BGC Class A common stock was 369.6 million, the weighted-average number of shares of BGC Class B common stock was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was 0.1 million.
2For the three months ended March 31, 2025, 16.0 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2025 included 15.6 million of participating RSUs and 0.4 million of participating restricted shares of BGC Class A common stock. Also as of March 31, 2025, 53.3 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2025.
Registration Statements
Our effective March 2021 Form S-3 Registration Statement was originally filed on March 8, 2021, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. As of March 31, 2025, the Company had not issued shares of BGC Class A common stock under the March 2021 Form S-3. We also entered into the July 2023 Sales Agreement, under which we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We intend to use the net proceeds of any shares of BGC Class A common stock sold under our CEO Program for general corporate purposes, including for potential acquisitions and repurchases of shares of BGC Class A common stock from executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates. Prior to the Corporate Conversion, we also used the net proceeds for redemption of LPUs and FPUs in BGC Holdings. Certain of such executive officers and other employees of ours or our subsidiaries and of Cantor and its affiliates will be expected to use the proceeds from such sales to repay outstanding loans issued by, or credit enhanced by, Cantor or BGC.
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2025, the Company had issued an aggregate of 3.7 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of March 31, 2025, the Company had issued 0.9 million shares of BGC Class A common stock under the DRIP.
Our effective Registration Statement on Form S-8 was originally filed on July 3, 2023 with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of March 31, 2025, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 434.2 million shares of BGC Class A common stock.
CONTINGENT PAYMENTS RELATED TO ACQUISITIONS
Since 2016, the Company has completed acquisitions whose purchase price included an aggregate of approximately 4.9 million shares of the BGC Class A common stock (with an acquisition date fair value of approximately $22.5 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $46.4 million in cash that may be issued contingent on certain targets being met through 2029.
As of March 31, 2025, the Company has issued 2.3 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $54.4 million in cash related to such contingent payments.
As of March 31, 2025, there are 0.1 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 2.0 million shares of BGC Class A common stock which will be issued if related targets are met and $7.6 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.
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

Other legal proceedings
On February 16, 2024, an alleged Company stockholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, L.P. and Mr. Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A stockholder of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. The defendants moved to dismiss the complaint on April 22, 2024. The motion was argued at a hearing on January 9, 2025. On April 10, 2025, the court issued its decision dismissing the complaint in full on the grounds that the plaintiff’s claim is derivative in nature and the plaintiff failed to make a demand on the Board or plead that such a demand was futile. While the plaintiff may appeal the court’s decision, the Company believes any such appeal would lack merit.
CERTAIN RELATED PARTY TRANSACTIONS
On April 4, 2025, Cantor borrowed $120.0 million from us under the BGC Credit Agreement. The borrowing rate as of April 4, 2025 was 6.17%. Cantor partially repaid us $15.0 million on April 14, 2025.
On April 2, 2025, BGC Group issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. $0.4 million of underwriting fees were payable to CF&Co.
For additional information on our related party transactions, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
MARKET SUMMARY
The following table provides certain volume and transaction count information for the quarterly periods indicated:

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Notional Volume (in billions)
Total Fully Electronic volume[1]	$15,926	$15,537	$16,474	$14,494	$15,926
Total Hybrid volume	65,806	67,355	69,426	70,400	65,806
Total Fully Electronic and Hybrid volume	$81,732	$82,892	$85,900	$84,894	$81,732
Transaction Count (in thousands, except for days)
Total Fully Electronic transactions[1]	4,639	5,750	4,955	4,381	4,639
Total Hybrid transactions	1,620	1,542	1,518	1,573	1,620
Total Fully Electronic and Hybrid transactions	6,259	7,292	6,473	5,954	6,259
Trading days	63	62	63	63	63
_____________________________________
1Includes Fenics Integrated.
Note: Certain information may have been recast with current estimates to reflect changes in reporting methodology. Such revisions have no impact on the Company’s revenues or earnings.
Fully Electronic volume, including new products, was $15.9 trillion for the three months ended March 31, 2025, compared to $15.9 trillion for the three months ended March 31, 2024. Our Hybrid volume for the three months ended March 31, 2025 was $65.8 trillion, compared to $65.8 trillion for the three months ended March 31, 2024.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of our “Critical Accounting Policies and Estimates” is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes made to the Company’s critical accounting policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. We have repurchased 3.2 million shares during the three months ended March 31, 2025.
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
BGC Class A common stock. Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2025, there were 431.4 million shares of BGC Class A common stock issued and 378.1 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B common stock. Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of March 31, 2025, Cantor and CFGM held an aggregate of 96.3 million shares of BGC Class B common stock, representing 88.0% of the outstanding shares of BGC Class B common stock and approximately 65.4% of our total voting power. As of March 31, 2025, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick owned 13.1 million shares of our outstanding Class B common stock, representing 12.0% of the outstanding shares of BGC Class B common stock and approximately 8.9% of our total voting power. Together, Cantor, CFGM, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick owned 109.5 million of the outstanding shares of BGC Class B common stock, representing 100% of the outstanding shares of BGC Class B common stock and approximately 74.3% of our total voting power.

Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick converted all of their BGC Class B common stock into BGC Class A common stock on March 31, 2025, Cantor would have held 19.1% of the voting power of our outstanding capital stock, CFGM would have held 0.6% of the voting power, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick would have held 6.3% of the voting power, and the public stockholders would have held 74.0% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged).
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
As of May 9, 2025, the Company has issued approximately $16.8 million of BGC Group Class A common stock in connection with acquisitions since the Corporate Conversion.
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

Structure of BGC Group, Inc. as of March 31, 2025
The following diagram illustrates our organizational structure as of March 31, 2025. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) for purposes of economic percentages, 3.5 million shares of BGC Group Class A restricted common stock as these are not entitled to receive any dividends (however, these shares of BGC Group Class restricted common stock are included for voting power of BGC Group); (b) 4.1 million assumed RSUs; (c) 32.0 million RSUs converted from former partners’ units in BGC Holdings; (d) 32.7 million RSUs issued in relation to employee compensation; (e) 4.1 million contingent shares to be issued to terminated employees per their respective separation agreements; and (f) 0.1 million contingent shares issued in exchange for acquisition units.

1 Percentage includes restricted shares issued in exchange for former partners’ units in BGC Holdings.
2 BGC Partners is a wholly owned subsidiary of BGC Group and consolidated with other wholly and non wholly-owned subsidiaries.
3 Public Stockholders includes unrestricted shares of our Class A common stock owned by current employees due to an inability to track such shares once they leave the Company’s transfer agent, as well as the holdings of our former Chief Executive Officer, Mr. Howard W. Lutnick, as he has stepped down from his positions with the Company.
4 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. owns 19.3% of the economics and 63.4% of the voting power in BGC Group. CFGM owns 0.6% of the economics and 2.0% of the voting power in BGC Group.
The diagram reflects the following activity of BGC Class A common stock from December 31, 2024 through March 31, 2025 as: (a) the restrictions released on 3.0 million shares of BGC Class A common stock; (b) 3.2 million shares of BGC Class A common stock repurchased by us; (c) 4.8 million shares of BGC Class A common stock issued for vested RSUs; (d) 0.4 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; (e) 0.2 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings; (f) 0.3 million shares of BGC Class A restricted common stock forfeited by former partners and employees; and (g) 1.9 million shares of BGC Class A common stock issued for compensation. 0.4 million shares of Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2024 and March 31, 2025; 16.3 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2024 and March 31, 2025; 9.1 million of such shares remain available for issuance by us under the DRIP Registration Statement.

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

We also had Financial instruments owned, at fair value, of $179.7 million as of March 31, 2025. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of the Company’s foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of March 31, 2025, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $4.8 million.

Interest Rate Risk
BGC had $1,149.5 million in fixed-rate debt outstanding as of March 31, 2025. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of March 31, 2025, BGC had $550.0 million of borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of March 31, 2025, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% shift in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings for the three months ended March 31, 2025 would have declined by $0.5 million if interest rates increased by an additional 1%.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Group is recorded, processed, accumulated, summarized and communicated to its management, including its Co-Chief Executive Officers and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Co-Chief Executive Officers and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Group’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that BGC Group’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2025, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “BGC.” There is no public trading market for our Class B common stock, which is held by Cantor, CFGM, Mr. Howard W. Lutnick, and relatives of Mr. Howard W. Lutnick.
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s share repurchase authorization in an amount up to $400.0 million. As of March 31, 2025 we had approximately $326.9 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended March 31, 2025 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased[1]	Weighted-Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
January 1, 2025—January 31, 2025	3,171	$9.36	2,445
February 1, 2025—February 28, 2025	—	—	—
March 1, 2025—March 31, 2025	13	9.35	13
Total Repurchases	3,184	$9.36	2,458	$326,899
1    Includes an aggregate of 0.7 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $6.7 million at a weighted-average price of $9.06 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
2    Represents amount available under a repurchase program authorized by the Board and Audit Committee on October 30, 2024 up to an amount of $400.0 million for which there is no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended March 31, 2025, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title
4.1
Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

4.2
First Supplemental Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

4.3	Form of BGC Group, Inc. 6,150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

10.1
Amended and Restated Employment Agreement, dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).

10.2
Amended and Restated Bonus Letter, dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).

10.3
Amended and Restated Employment Agreement, dated February 18, 2025, by and between JP Aubin and BGC Brokers LP (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).

10.4
Amended and Restated Consultancy Contract, dated February 18, 2025, by and between JP Aubin and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).

10.5
Deed of Amendment, dated February 18, 2025, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2025).

10.6
Registration Rights Agreement, dated as of April 2, 2025, between BGC Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

31.1	Certification of the Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Co-Principal Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 to be signed on its behalf by the undersigned.

BGC Group, Inc.

By:	/S/ SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer

By:	/S/ JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer

Date: May 12, 2025

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2025 dated May 12, 2025.]