Form 10-Q
period 2025-06-30
BGC Group, Inc.
filed 2025-08-11
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 8, 2025, the registrant had 364,862,092 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

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

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes maturing on December 15, 2025 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.150% Senior Notes	$700.0 million principal amount of 6.150% senior notes maturing on April 2, 2030 and issued on April 2, 2025

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan	BGC Partners Equity Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.600% Senior Notes, BGC Group 6.150% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

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

FMX Futures Exchange	FMX Futures Exchange, L.P., which is wholly owned by FMX, and operates an exchange for U.S. treasury futures and U.S. SOFR futures

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

July 2023 Sales Agreement
CEO Program sales agreement, by and between the Company and CF&Co, dated July 3, 2023, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock

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

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

March 2021 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021

MarketAxess	MarketAxess Holdings Inc.

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Liquidity

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OBBBA	One Big Beautiful Bill Act

OCC	Options Clearing Corporation

Open Energy Group	Open Energy Group Inc., a wholly owned subsidiary of the Company, acquired on November 1, 2023

OTC	Over-the-counter

OTC Global	OTC Global Holdings, LP

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Peer Group	BGC’s peer group for purposes of Item 201(e) of Regulation S-K, which consists of Compagnie Financière Tradition SA and TP ICAP plc

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

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

Shares Repurchase Authorization
The Company’s stock repurchase authorization, most recently re-approved by the Board and by the Audit Committee in October 2024 for repurchases up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities

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

Successor	Referring to BGC Group as the parent company for the period following the Corporate Conversion

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradeweb	Tradeweb Markets, Inc.

Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary of the Company

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

VWAP	Volume weighted average price

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, global trade relations, new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, reductions in government spending, recession fears, infrastructure spending, supply chain issues and increased technology costs, market liquidity, and energy costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors;
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
•our ability to enter and succeed in new markets or develop new products, offerings, trade desks, marketplaces, or services for existing or new clients and, to pursue new operations and business initiatives, including our ability to develop new Fenics platforms and products, to successfully launch new initiatives which could require significant capital and significant efforts by management, including engaging partners on satisfactory terms, to manage long lead times to scale a successful venture, efforts to convert certain existing products to a Fully Electronic trade execution, any efforts to incorporate artificial intelligence into our products and any efforts by our competitors to do the same, and efforts to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, and our ability to manage the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets;
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
•the ongoing integration of acquired businesses, their personnel and their operations and back-office functions with our other businesses and uncertainties related to the timing of the closing of such acquisitions, synergies, and revenue growth generated from such acquired or to be acquired businesses, including with respect to the OTC Global acquisition;
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
•risks inherent in doing business in international markets or with international partners, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic and political volatility in the U.K. and Europe, rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East, other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions or jurisdictions, additional sanctions and regulations imposed by governments and related counter-sanctions and impacts to cross-border trade and travel as well as potential changes in these factors;
•the impact of U.S. government shutdowns, other political developments, or reduced government staffing, including uncertainties regarding the debt ceiling, the federal budget and the deployment of federal funds, immigration, elections, political protests or unrest, boycotts, demonstrations, stalemates or other social and political developments, such as terrorist acts, acts of war or other violence, and potential changes in these factors;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including but not limited to the OBBBA, changes in tax rates, interpretations of tax law, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, responses to global inflation rates, and other potential changes to tax and other policies resulting from elections and changes in governments;
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
•the effects on our business of Mr. Howard W. Lutnick’s previously-disclosed divestiture of his interests in us, Cantor and CFGM;

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
•the impacts of our intended cost reduction program on our ability to increase profitability and deliver long-term stockholder value;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$827,844	$711,584
Cash segregated under regulatory requirements	14,235	21,689
Financial instruments owned, at fair value	139,470	186,197
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	951,387	365,490
Accrued commissions and other receivables, net	526,742	324,213
Loans, forgivable loans and other receivables from employees and partners, net	468,259	360,060
Fixed assets, net	189,526	190,012
Investments	43,573	39,267
Goodwill	625,648	540,290
Other intangible assets, net	445,771	240,910
Receivables from related parties	10,529	7,323
Other assets	649,058	604,932
Total assets	$4,892,042	$3,591,967
Liabilities and Equity
Liabilities
Accrued compensation	309,565	227,869
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	777,209	225,377
Payables to related parties	835	28,960
Accounts payable, accrued and other liabilities	777,915	692,982
Notes payable and other borrowings	1,917,835	1,337,540
Total liabilities	3,783,359	2,512,728
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized; 436,374,602 and 424,361,066 shares issued at June 30, 2025 and December 31, 2024, respectively; and 366,193,105 and 374,296,914 shares outstanding at June 30, 2025 and December 31, 2024, respectively	4,364	4,244
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized; 109,452,953 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,403,039	2,311,104
Treasury stock, at cost: 70,181,497 and 50,064,152 shares of Class A common stock at June 30, 2025 and December 31, 2024, respectively	(503,751)	(331,728)
Retained deficit	(933,214)	(1,026,359)
Accumulated other comprehensive income (loss)	(41,071)	(59,849)
Total stockholders’ equity	930,462	898,507
Noncontrolling interest in subsidiaries	178,221	180,732
Total equity	1,108,683	1,079,239
Total liabilities and equity	$4,892,042	$3,591,967

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Commissions	$599,496	$395,081	$1,094,207	$810,253
Principal transactions	120,403	98,439	236,481	211,288
Fees from related parties	5,241	4,643	9,663	9,064
Data, network and post-trade	35,462	30,812	67,962	61,715
Interest and dividend income	15,268	17,145	26,897	26,909
Other revenues	8,134	4,641	13,034	10,146
Total revenues	784,004	550,761	1,448,244	1,129,375
Expenses:
Compensation and employee benefits	416,463	271,990	758,111	562,832
Equity-based compensation and allocations of net income to limited partnership units and FPUs	83,926	66,207	159,249	162,288
Total compensation and employee benefits	500,389	338,197	917,360	725,120
Occupancy and equipment	46,478	40,959	89,047	81,765
Fees to related parties	10,409	8,009	18,759	15,224
Professional and consulting fees	15,796	12,805	31,465	27,064
Communications	34,659	30,172	65,288	60,180
Selling and promotion	28,810	17,714	48,251	34,485
Commissions and floor brokerage	16,690	17,414	34,182	34,806
Interest expense	33,801	21,551	58,455	41,687
Other expenses	24,654	13,334	35,401	27,892
Total expenses	711,686	500,155	1,298,208	1,048,223
Other income (losses), net:
Gains (losses) on equity method investments	2,379	2,744	4,737	4,534
Other income (loss)	581	1,814	483	40,576
Total other income (losses), net	2,960	4,558	5,220	45,110
Income (loss) from operations before income taxes	75,278	55,164	155,256	126,262
Provision (benefit) for income taxes	19,063	17,989	45,612	40,046
Consolidated net income (loss)	$56,215	$37,175	$109,644	$86,216
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,330)	(653)	(3,065)	(822)
Net income (loss) available to common stockholders	$57,545	$37,828	$112,709	$87,038
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$55,117	$36,054	$107,905	$82,502
Basic earnings (loss) per share	$0.11	$0.08	$0.22	$0.17
Basic weighted-average shares of common stock outstanding	480,138	475,272	479,655	472,895
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$55,136	$36,070	$107,950	$82,553
Fully diluted earnings (loss) per share	$0.11	$0.08	$0.22	$0.17
Fully diluted weighted-average shares of common stock outstanding	484,636	480,861	485,090	479,417

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated net income (loss)	$56,215	$37,175	$109,644	$86,216
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,009	(6,678)	19,332	(11,507)
Total other comprehensive income (loss), net of tax	13,009	(6,678)	19,332	(11,507)
Comprehensive income (loss)	69,224	30,497	128,976	74,709
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(946)	(693)	(2,511)	(1,003)
Comprehensive income (loss) attributable to common stockholders	$70,170	$31,190	$131,487	$75,712
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$109,644	$86,216
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	47,749	40,850
Employee loan amortization and reserves on employee loans	36,208	29,323
Equity-based compensation and allocations of net income to limited partnership units and FPUs	159,249	162,288
Deferred compensation expense	286	27
Losses (gains) on equity method investments	(4,737)	(4,534)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(775)	(37,069)
Amortization of discount (premium) on notes payable	2,533	(496)
Impairment of fixed assets, intangible assets and investments	1,603	278
Deferred tax provision (benefit)	2,639	(4,667)
Change in estimated acquisition earn-out payables	3,863	(255)
Forfeitures of Class A common stock	(152)	(852)
Consolidated net income (loss), adjusted for non-cash and non-operating items	358,110	271,109
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	48,828	(149,998)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(580,427)	(715,817)
Accrued commissions receivable, net	(107,293)	(53,947)
Loans, forgivable loans and other receivables from employees and partners, net	(113,225)	(42,540)
Receivables from related parties	(4,847)	1,412
Other assets	(48,210)	(3,905)
Increase (decrease) in operating liabilities:
Repurchase agreements	—	6,581
Accrued compensation	(4,861)	(14,297)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	551,778	678,263
Payables to related parties	(28,125)	20,786
Accounts payable, accrued and other liabilities	350	(22,505)
Net cash provided by (used in) operating activities	$72,078	$(24,858)
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(11,523)	$(13,752)
Capitalization of software development costs	(18,379)	(20,414)
Purchase of equity method investments	(750)	—
Proceeds from equity method investments	1,119	1,815
Payments for acquisitions, net of cash acquired	(263,381)	—
Purchase of investment carried under measurement alternative	—	(3,699)
Loan to related parties	(120,000)	(180,000)
Proceeds from repayment of related parties loan	120,000	—
Purchase of other assets	(674)	(387)
Net cash provided by (used in) investing activities	$(293,588)	$(216,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of deferred issuance costs	$1,197,762	$769,989
Repayments of long-term debt borrowings	(620,000)	(515,000)
Issuance of short-term borrowings from related parties	—	275,000
Repayment of short-term borrowings from related parties	—	(275,000)
Earnings distributions to limited partnership interests and other noncontrolling interests	(470)	(7,805)
Redemption and repurchase of equity awards	(62,021)	(69,418)
Dividends to stockholders	(19,564)	(14,683)
Repurchase of Class A common stock	(171,635)	(148,117)
Proceeds from non-controlling interests	—	171,667
Payments on acquisition earn-outs	(775)	(1,000)
Other	—	(26,667)
Net cash provided by (used in) financing activities	$323,297	$158,966
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	7,019	(4,422)
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	108,806	(86,751)
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	733,273	672,896
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$842,079	$586,145
Supplemental cash information:
Cash paid during the period for taxes	$87,762	$59,224
Cash paid during the period for interest	45,730	38,656
Supplemental non-cash information:
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	6,028	3,163
ROU assets and liabilities	47,242	11,407
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2025
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2025	$4,314	$1,095	$2,348,207	$(355,084)	$(981,052)	$(53,696)	$179,167	$1,142,951
Consolidated net income (loss)	—	—	—	—	57,545	—	(1,330)	56,215
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,625	384	13,009
Equity-based compensation, 3,936,097 shares	46	—	53,483	(7)	—	—	—	53,522
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,707)	—	—	(9,707)
Issuance of Class A common stock (net of costs), 83,694 shares	1	—	(467)	—	—	—	—	(466)
Repurchase of Class A common stock, 16,127,307 shares	—	—	—	(148,510)	—	—	—	(148,510)
Forfeiture of Class A common stock, 101,852 shares	—	—	88	(150)	—	—	—	(62)
Contributions of capital to and from Cantor for equity-based compensation	—	—	391	—	—	—	—	391
Issuance of Class A common stock and RSUs for acquisitions, 268,257 shares	3	—	2,504	—	—	—	—	2,507
Other	—	—	(1,167)	—	—	—	—	(1,167)
Balance, June 30, 2025	$4,364	$1,095	$2,403,039	$(503,751)	$(933,214)	$(41,071)	$178,221	$1,108,683

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2025
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2025	$4,244	$1,095	$2,311,104	$(331,728)	$(1,026,359)	$(59,849)	$180,732	$1,079,239
Consolidated net income (loss)	—	—	—	—	112,709	—	(3,065)	109,644
Other comprehensive income (loss), net of tax	—	—	—	—	—	18,778	554	19,332
Equity-based compensation, 10,072,459 shares	113	—	86,690	(12)	—	—	—	86,791
Dividends to common stockholders and participating RSU holders	—	—	—	—	(19,564)	—	—	(19,564)
Issuance of Class A common stock (net of costs), 126,719 shares	1	—	(1,054)	—	—	—	—	(1,053)
Repurchase of Class A common stock, 18,572,136 shares	—	—	—	(171,635)	—	—	—	(171,635)
Forfeiture of Class A common stock, 372,504 shares	—	—	224	(376)	—	—	—	(152)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,220	—	—	—	—	1,220
Issuance of Class A common stock and RSUs for acquisitions, 641,653 shares	6	—	6,022	—	—	—	—	6,028
Other	—	—	(1,167)	—	—	—	—	(1,167)
Balance, June 30, 2025	$4,364	$1,095	$2,403,039	$(503,751)	$(933,214)	$(41,071)	$178,221	$1,108,683

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Dividends declared per share of common stock	$0.02	$0.02	$0.04	$0.03
Dividends declared and paid per share of common stock	$0.02	$0.02	$0.04	$0.03

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2024
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, April 1, 2024	$4,103	$1,095	$2,162,454	$(137,455)	$(1,074,819)	$(43,270)	$12,763	$924,871
Consolidated net income (loss)	—	—	—	—	37,828	—	(653)	37,175
Other comprehensive income (loss), net of tax	—	—	—	—	—	(6,638)	(40)	(6,678)
Equity-based compensation, 3,798,747 shares	49	—	31,934	(11)	—	—	—	31,972
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,836)	—	—	(9,836)
Issuance of Class A common stock (net of costs), 122,220 shares	1	—	(845)	—	—	—	—	(844)
Repurchase of Class A common stock 9,431,127 shares	—	—	—	(79,481)	—	—	—	(79,481)
Forfeiture of Class A common stock, 36,465 shares	—	—	83	(150)	—	—	—	(67)
Contributions of capital to and from Cantor for equity-based compensation	—	—	(183)	—	—	—	—	(183)
Contributions from FMX Equity Partners	—	—	—	—	—	—	171,667	171,667
Other	—	—	(26,726)	—	—	—	—	(26,726)
Balance, June 30, 2024	$4,153	$1,095	$2,166,717	$(217,097)	$(1,046,827)	$(49,908)	$183,737	$1,041,870
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

BGC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Presentation
Business Overview
BGC is a leading global marketplace, data, and financial technology company across the ECS and financial markets. The Company specializes in the brokerage and trade execution of a broad range of ECS products, including listed derivatives and physical commodities in the oil and refined, and environmental and energy transition, markets, as well as ship chartering. Additionally, the Company provides brokerage services across fixed income securities such as government bonds and corporate bonds, as well as related interest rate derivatives and credit derivatives, foreign exchange, equities and futures and options. The Company also provides network and connectivity solutions, market data and related information services, and post-trade services.
BGC’s integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through the Company’s platforms, for transactions executed either OTC or through an exchange. Through the Company’s electronic brands, BGC Group offers multiple trade execution, market infrastructure and connectivity services, as well as post-trade services.
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
Recent Board of Directors and Executive Officers Changes
On February 18, 2025, Mr. Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard W. Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard W. Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed John J. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers of the Company and as the Principal Executive Officers of the Company. See Note 13—“Related Party Transactions” for discussion of the repurchase of shares of Class A common stock from Mr. Howard W. Lutnick pursuant to Mr. Howard W. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce which occurred during the three months ended June 30, 2025.
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
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for the Company beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited Condensed Consolidated Financial Statements.
In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The standard was issued to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods or services. The amendments refine key aspects of the guidance, including the definition of “performance condition” as well as the measurement requirements and the treatment of forfeitures. Other changes include clarification that the measurement of share-based consideration payable to a customer is addressed by ASC 718, Compensation—Stock Compensation before and after the grant date. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a modified retrospective or full retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited Condensed Consolidated Financial Statements.

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
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of June 30, 2025 equaled 0.9273.
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
3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies” in its Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2024. During the six months ended June 30, 2025, there were no significant changes made to the Company’s significant accounting policies. See below for the Company’s significant accounting policies pertaining to Commissions revenues as a result of the acquisition of OTC Global.

Revenue Recognition:
Commissions:
The Company derives its commissions revenues from securities and commodities, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms. These transactions result from the provision of services related to executing, settling and clearing transactions for customers. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commissions revenues are recognized at a point in time on the trade-date basis, when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from, the asset. The Company records a receivable between the trade date and settlement date when payment is received.
The Company also derives commissions revenues from shipping brokerage. Most of the fees received for these services are considered variable consideration as the fees are contingent upon a future event (for example, upon delivery of the underlying commodity) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur when the client obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. Accordingly, the entire transaction price, including the element of variable consideration adjusted for any constraints, is recognized upon delivery.
4.    Acquisitions
There was one acquisition completed by the Company during the six months ended June 30, 2025. There were no acquisitions completed by the Company during the six months ended June 30, 2024.
Sage
On October 1, 2024, the Company completed the acquisition of Sage, an energy and environmental brokerage firm.
OTC Global
On April 1, 2025, the Company closed its previously announced acquisition of OTC Global, an energy and commodities brokerage firm, for $325.0 million, subject to post-closing adjustments. Of this amount, $309.3 million was determined to represent the fair value of the consideration transferred in connection with the acquisition. The remaining $15.7 million relates to compensation arrangements with future service requirements and, in accordance with ASC 805, Business Combinations, is excluded from the purchase price consideration. $15.7 million will be recognized as compensation expense over the requisite service periods.
Since April 1, 2025, the results of OTC Global’s operations have been included in the Company’s unaudited Condensed Consolidated Financial Statements. The Company acquired 100% of the equity in OTC Global and its subsidiaries, and funded the transaction based on a combination of cash on hand, borrowings on its Revolving Credit Agreement, and using net proceeds raised through debt issuances in the first quarter of fiscal year 2025. The Company expects the acquisition will further expand and diversify its global ECS business.
The Company accounted for the OTC Global acquisition as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their fair values as of April 1, 2025. The Company is in the process of obtaining the information necessary to identify and measure the assets acquired and liabilities assumed, and therefore adjustments to the preliminary allocations may occur during the measurement period.

The following tables and related disclosures summarize the components of the purchase consideration transferred, the preliminary allocation of the assets acquired, and liabilities assumed based on the fair values as of April 1, 2025, and the related estimated useful lives of the amortizable intangible assets acquired.
Calculation of the purchase price consideration transferred (in thousands, except share data):

April 01, 2025
Cash	$318,859
Fair value of Restricted Shares of BGC Class A common stock (268,257 shares)	2,507
Other	3,634
Less: compensation arrangements with required future service periods	(15,717)
Total purchase price consideration transferred	$309,283
The preliminary allocation of the assets acquired and the liabilities assumed in the OTC Global acquisition are as follows (in thousands):

April 01, 2025
Cash and cash equivalents	$39,180
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	716
Accrued commissions and other receivables, net	91,251
Loans, forgivable loans and other receivables from employees and partners, net	13,995
Fixed assets, net	3,670
Finite-lived intangible assets	219,400
Other assets	33,589
Total identifiable assets acquired	401,801
Accrued compensation	81,207
Accounts payable, accrued and other liabilities	99,986
Total liabilities assumed	181,193
Net identifiable assets acquired	220,608
Goodwill	88,675
Net assets acquired	$309,283
The $219.4 million of Finite-lived acquired intangible assets is subject to a weighted-average useful life of approximately 11.5 years. Those definite life intangible assets included Technology of $62.1 million (10 year useful life), Trademarks of $18.2 million (10 year useful life), and Customer relationships of $139.1 million (13 year useful life). As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets.
The excess of total consideration over the fair value of the total net assets acquired of approximately $88.7 million has been recorded to goodwill and allocated to the Company’s one reportable segment, brokerage services, which is managed on a consolidated basis. The goodwill recognized is attributable primarily to expected synergies to be gained from combining operations of the Company and OTC Global. The preliminary estimate of goodwill that is expected to be deductible for tax purposes is approximately $17.6 million.
The fair value of the accounts receivable acquired is $92.0 million with the gross contract amount being $93.0 million. The Company has recorded an expected allowance for credit losses of $1.0 million as of April 1, 2025.
The Company recognized $0.1 million and $0.4 million of acquisition-related costs that were expensed during the three and six months ended June 30, 2025, respectively. These costs are included in the Company’s unaudited Condensed Consolidated Statement of Operations within Professional and consulting fees.

The amounts of revenue and earnings from OTC Global included in the Company’s unaudited Condensed Consolidated Statement of Operations from April 1, 2025 to the period ending June 30, 2025 are as follows (in thousands):

Revenues and Earnings included in the Company’s unaudited Condensed Consolidated Statement of Operations from April 1, 2025 to June 30, 2025
Revenues	$118,301
Consolidated net income	$11,967
The following unaudited pro forma summary of revenues and consolidated net income presents consolidated information of the Company as if the acquisition of OTC Global had occurred on January 1, 2024 (amounts in thousands). The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operational efficiencies that could result from the acquisition. However, the amounts have been calculated after applying the Company’s accounting policies and adjusting the results of OTC Global, which mainly consisted of removing approximately $1.0 million and $2.0 million of OTC Global’s Goodwill amortization, for the three and six months ended June 30, 2024, respectively, and $1.0 million for the six months ended June 30, 2025, which had been applied under the Private Company Council Accounting Alternative for Goodwill and pursuant to ASC 350, Intangibles — Goodwill and Other.

Pro Forma Consolidated Income Statement (in thousands):
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pro forma revenues	$784,004	$661,228	$1,564,233	$1,351,507
Pro forma consolidated net income	$56,215	$42,394	$119,168	$104,107
Total Consideration
The total consideration for the acquisition during the six months ended June 30, 2025 was approximately $309.3 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $88.7 million.
The total consideration for all acquisitions during the year ended December 31, 2024 was approximately $87.3 million, subject to post-closing adjustments, which includes cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $30.9 million.
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

5.     Divestitures
The Company had no divestitures or sale of investments during both the six months ended June 30, 2025 and 2024.

6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$57,545	$37,828	$112,709	$87,038
Less: Dividends declared and allocation of undistributed earnings to participating securities	(2,428)	(1,774)	(4,804)	(4,536)
Net income (loss) attributable to common stockholders	$55,117	$36,054	$107,905	$82,502
Basic weighted-average shares of common stock outstanding	480,138	475,272	479,655	472,895
Basic earnings (loss) per share	$0.11	$0.08	$0.22	$0.17
Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$55,117	$36,054	$107,905	$82,502
Add back: Allocations of undistributed earnings to participating securities	2,142	1,438	4,220	3,994
Less: Reallocation of undistributed earnings to participating securities	(2,123)	(1,422)	(4,175)	(3,943)
Net income (loss) for fully diluted shares	$55,136	$36,070	$107,950	$82,553
Weighted-average shares:
Common stock outstanding	480,138	475,272	479,655	472,895
Other[1]	4,498	5,589	5,435	6,522
Fully diluted weighted-average shares of common stock outstanding	484,636	480,861	485,090	479,417
Fully diluted earnings (loss) per share	$0.11	$0.08	$0.22	$0.17
____________________________
1Primarily consists of contracts to issue shares of BGC common stock.
For the three months ended June 30, 2025 and 2024, approximately 15.5 million and 15.9 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the six months ended June 30, 2025 and 2024, 15.8 million and 15.9 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2025 included 15.4 million participating RSUs and 0.1 million participating restricted stock awards. Anti-dilutive securities for the six months ended June 30, 2025 included 15.6 million participating RSUs and 0.2 million participating restricted stock awards. Anti-dilutive securities for the three months ended June 30, 2024 included 15.5 million participating RSUs and 0.4 million participating restricted stock awards. Anti-dilutive securities for the six months ended June 30, 2024 included 15.0 million participating RSUs and 0.9 million participating restricted stock awards.
As of June 30, 2025 and 2024, approximately 54.2 million and 63.1 million, respectively, contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

Contingent shares excluded from the calculation of EPS included: shares promised in connection with acquisition earnout consideration whereby the acquired entity or entities are required to achieve a stated performance target defined in their respective acquisition agreements; other contingent share obligations which include agreements with terminated employees to deliver shares of BGC Class A common stock over a set period of time post-termination in accordance with their respective partnership separation agreements; and non-participating RSUs and non-participating restricted stock awards which contain service conditions and/or performance conditions which have not been met during the period. When the service condition and/or performance condition has been met in the period, the securities are included in diluted EPS on the first day of the quarter in which the contingency was met.
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares outstanding at beginning of period	378,134	385,134	374,297	390,095
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations[1]	376	753	617	1,118
Vesting of RSUs	2,254	1,975	7,078	5,685
Acquisitions	268	—	642	472
Other issuances of BGC Class A common stock	2,487	2,450	4,340	4,829
Restricted stock forfeitures	(102)	(36)	(373)	(673)
Treasury stock repurchases[2]	(17,224)	(10,688)	(20,408)	(21,938)
Shares outstanding at end of period	366,193	379,588	366,193	379,588
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the three months ended June 30, 2025 and 2024 are 0.4 million shares of BGC Class A common stock granted in connection with 0.4 million contingent share obligations, and 0.8 million shares of BGC Class A common stock granted in connection with 0.8 million contingent share obligations, respectively. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the six months ended June 30, 2025 and 2024 are 0.6 million shares of BGC Class A common stock granted in connection with 0.7 million contingent share obligations, and 1.1 million shares of BGC Class A common stock granted in connection with 1.2 million contingent share obligations, respectively. Because contingent share obligations were included in the Company’s fully diluted share count, if dilutive, settlement of contingent share obligations in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2Treasury stock repurchases includes shares withheld for taxes on restricted stock vesting. See Note 7—“Stock Transactions and Unit Redemptions: Unit Redemptions and Share Repurchase Program.”
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the three and six months ended June 30, 2025 and 2024. There were 109.5 million shares of BGC Class B common stock outstanding as of both June 30, 2025 and December 31, 2024. As of June 30, 2024 there were 109.5 million shares of BGC Class B common stock outstanding.

CEO Program
On March 8, 2021, the Company filed a new CEO Program Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. As of June 30, 2025, the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.”
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s repurchase authorization in an amount up to $400.0 million. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of June 30, 2025, the Company had $178.4 million remaining from its Share Repurchase Authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock. The share repurchases of BGC Class A common stock during the three and six months ended June 30, 2025 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at June 30, 2025
Repurchases[1,2]
January 1, 2025—March 31, 2025	3,184	$9.36
April 1, 2025—April 30, 2025	1,097	9.22
May 1, 2025—May 31, 2025³	16,115	9.21
June 1, 2025—June 30, 2025	12	9.75
Total Repurchases	20,408	$9.23	$178,389
___________________________
1During the three months ended June 30, 2025, the Company repurchased 17.2 million shares of BGC Class A common stock for an aggregate price of $158.6 million for a weighted-average price of $9.21 per share. These repurchases include 1.1 million restricted shares vested but withheld described in the following footnote. During the six months ended June 30, 2025, the Company repurchased 20.4 million shares of BGC Class A common stock for an aggregate price of $188.4 million at a weighted-average price of $9.23 per share. These repurchases include 1.8 million restricted shares vested but withheld described in the following footnote.
2The three months ended June 30, 2025 include an aggregate of 1.1 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $10.1 million at a weighted-average price of $9.22 per share. The six months ended June 30, 2025 include an aggregate of 1.8 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $16.8 million at a weighted-average price of $9.16 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
3On May 16, 2025, Mr. Howard W. Lutnick agreed to sell 16.1 million shares of BGC Class A common stock to BGC at a price of $9.2082 per share pursuant to the Company’s Share Repurchase Authorization. Such repurchase closed on May 19, 2025, and was approved by the Audit Committee. See Note 13—“Related Party Transactions” for further information.

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
____________________________
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
2The three months ended June 30, 2024 include an aggregate of 1.3 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $9.6 million at a weighted-average price of $7.61 per share. The six months ended June 30, 2024 includes an aggregate of 2.7 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $21.0 million at a weighted-average price of $7.81 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $139.5 million and $186.2 million as of June 30, 2025 and December 31, 2024, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized nil for both the three months ended June 30, 2025 and 2024 and unrealized net gains of $0.1 million and nil for the six months ended June 30, 2025 and 2024, respectively, related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of both June 30, 2025 and December 31, 2024, the Company had no Repurchase Agreements.
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
As of both June 30, 2025 and December 31, 2024, the Company had no Reverse Repurchase Agreements.

10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of June 30, 2025 and December 31, 2024, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$775,393	$213,409
Receivables from clearing organizations	144,193	118,473
Other receivables from broker-dealers and customers	30,485	26,859
Net pending trades	—	1,365
Open derivative contracts	1,316	5,384
Total	$951,387	$365,490
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$747,651	$201,301
Payables to clearing organizations	10,105	5,643
Other payables to broker-dealers and customers	16,775	14,003
Net pending trades	419	—
Open derivative contracts	2,259	4,430
Total	$777,209	$225,377
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2025 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2025			December 31, 2024
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$901	$1,217	$1,332,685	$4,810	$3,679	$635,790
Forwards	397	216	1,280,782	409	751	185,821
Interest rate swaps	18	—	52,266,392	—	—	534,085
Futures	—	826	7,758,139	165	—	8,758,848
Total	$1,316	$2,259	$62,637,998	$5,384	$4,430	$10,114,544

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.

The replacement costs of contracts in a gain position were $1.3 million and $5.4 million as of June 30, 2025 and December 31, 2024, respectively.
The following tables present information about the offsetting of derivative instruments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$1,042	$(141)	$901
Forwards	491	(94)	397
Interest rate swaps	1,602	(1,584)	18
Futures	59,242	(59,242)	—
Total derivative assets	$62,377	$(61,061)	$1,316
Liabilities
FX swaps	$1,358	$(141)	$1,217
Futures	60,068	(59,242)	826
Forwards	310	(94)	216
Interest rate swaps	1,584	(1,584)	—
Total derivative liabilities	$63,320	$(61,061)	$2,259

	December 31, 2024
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$5,993	$(1,183)	$4,810
Forwards	465	(56)	409
Futures	37,083	(36,918)	165
Interest rate swaps	132	(132)	—
Total derivative assets	$43,673	$(38,289)	$5,384
Liabilities
FX swaps	$4,862	$(1,183)	$3,679
Forwards	807	(56)	751
Futures	36,918	(36,918)	—
Interest rate swaps	132	(132)	—
Total derivative liabilities	$42,719	$(38,289)	$4,430
There were no additional balances in gross amounts not offset as of either June 30, 2025 or December 31, 2024.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.

The table below summarizes gains and (losses) on derivative contracts for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2025	2024	2025	2024
Futures	$5,354	$2,833	$9,931	$6,639
Interest rate swaps	2,994	1,832	5,376	3,928
FX swaps	1,208	558	2,029	1,056
FX/commodities options	141	57	235	104
Gains, net	$9,697	$5,280	$17,571	$11,727
12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$121,587	$—	—	$—	$121,587
Financial instruments owned, at fair value—Foreign government debt	—	16,705	—	—	16,705
Financial instruments owned, at fair value—Equities	1,118	—	—	—	1,118
Financial instruments owned, at fair value—Corporate bonds	—	60	—	—	60
FX swaps	—	1,042	—	(141)	901
Forwards	—	491	—	(94)	397
Interest rate swaps	—	1,602	—	(1,584)	18
Futures	59,242	—	—	(59,242)	—
Total	$181,947	$19,900	$—	$(61,061)	$140,786

	Liabilities at Fair Value at June 30, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$1,358	$—	$(141)	$1,217
Futures	60,068	—	—	(59,242)	826
Forwards	—	310	—	(94)	216
Interest rate swaps	—	1,584	—	(1,584)	—
Contingent consideration	—	—	23,108	—	23,108
Total	$60,068	$3,252	$23,108	$(61,061)	$25,367

	Assets at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$170,381	$—	$—	$—	$170,381
Financial instruments owned, at fair value—Foreign government debt	—	14,827	—	—	14,827
Financial instruments owned, at fair value—Equities	989	—	—	—	989
FX swaps	—	5,993	—	(1,183)	4,810
Forwards	—	465	—	(56)	409
Futures	37,083	—	—	(36,918)	165
Interest rate swaps	—	132	—	(132)	—
Total	$208,453	$21,417	$—	$(38,289)	$191,581

	Liabilities at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$4,862	$—	$(1,183)	$3,679
Forwards	—	807	—	(56)	751
Futures	36,918	—	—	(36,918)	—
Interest rate swaps	—	132	—	(132)	—
Contingent consideration	—	—	21,768	—	21,768
Total	$36,918	$5,801	$21,768	$(38,289)	$26,198
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2025 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at April 1, 2025	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at June 30, 2025	Net (income) loss on Level 3 Assets/Liabilities Outstanding at June 30, 2025	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at June 30, 2025
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$21,668	$2,440	$(1,000)	$23,108	$2,440	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2024 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at April 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at June 30, 2024	Net (income) loss on Level 3 Assets/Liabilities Outstanding at June 30, 2024	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at June 30, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$9,727	$(96)	$(1,000)	$8,631	$(96)	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at January 1, 2025	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at June 30, 2025	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2025	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2025
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$21,768	$3,863	$(2,523)	$23,108	$3,817	$—
____________________________
1Realized and unrealized gains (losses) are reported in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at January 1, 2024	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at June 30, 2024	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2024	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2024
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$11,929	$(255)	$(3,043)	$8,631	$(255)	$—
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

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of June 30, 2025
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	9.1%-9.2%	9.1%

Contingent consideration	$—	$23,108	Present value of expected payments	Probability of meeting earnout and contingencies	50%-100%	80.5%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2025 and December 31, 2024, the present value of expected payments related to the Company’s contingent consideration was $23.1 million and $21.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $30.0 million and $30.4 million as of June 30, 2025 and December 31, 2024, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with the fair value of approximately $136.8 million and $136.1 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2025 and December 31, 2024, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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
For the three months ended June 30, 2025 and 2024, Cantor’s share of the net profit (loss) in Tower Bridge was $1.1 million and $0.5 million, respectively. For the six months ended June 30, 2025 and 2024, Cantor’s share of the net profit (loss) in Tower Bridge was $1.6 million and $0.7 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended June 30, 2025 and 2024, the Company recognized related party revenues of $5.2 million and $4.6 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2025 and 2024, the Company recognized related party revenues of $9.7 million and $9.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended June 30, 2025 and 2024, the Company was charged $35.3 million and $25.7 million, respectively, for the services provided by Cantor and its affiliates, of which $24.9 million and $17.7 million, respectively, were to cover compensation to leased employees for these periods. For the six months ended June 30, 2025 and 2024, the Company was charged $71.7 million and $52.3 million, respectively, for the services provided by Cantor and its affiliates, of which $52.9 million and $37.1 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
During the three months ended June 30, 2025 and 2024, the Company was charged $1.3 million and $0.9 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2025 and 2024, the Company was charged $2.2 million and $1.9 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of June 30, 2025 and December 31, 2024 at a fair value of $75.2 million and $124.6 million, respectively.
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
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both June 30, 2025 and December 31, 2024, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.

Newmark Spin-Off
The Separation and Distribution Agreement sets forth certain agreements among BGC, Cantor, Newmark and their respective subsidiaries relating to the Spin-Off. For additional information, see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” herein and Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 13—“Related Party Transactions” to the Company’s Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. The interest rate on this facility was 6.92%. On April 1, 2024, the Company repaid in full the $275.0 million of principal and interest amounts outstanding from the BGC Credit Agreement. As of both June 30, 2025 and December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three and six months ended June 30, 2025. The Company did not record any interest expense related to the BGC Credit Agreement during the three months ended June 30, 2024. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the six months ended June 30, 2024.

On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $18.0 million on July 31, 2024, and $12.0 million on September 25, 2024. On October 1, 2024, Cantor repaid in full to the Company the outstanding principal of $150.0 million borrowed from the Company under the BGC Credit Agreement. These borrowings are not considered FICC-GSD Margin Loans. As of June 30, 2024, the interest rate on borrowings under this facility was 7.18%. The Company recorded interest income related to the BGC Credit Agreement of $0.8 million for the three and six months ended June 30, 2024.
On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to the Company the outstanding principal of $77.0 million borrowed from the Company under the BGC Credit Agreement plus accrued interest. These borrowings are not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% for both the three and six months ended June 30, 2025. As of both June 30, 2025 and December 31, 2024, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. The Company recorded $1.5 million of interest income related to the BGC Credit Agreement for the three and six months ended June 30, 2025.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both June 30, 2025 and December 31, 2024, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both June 30, 2025 and December 31, 2024, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2025 and 2024, the Company recognized its share of FX losses of $2.8 million and $1.4 million, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized its share of FX losses of $2.9 million and $1.4 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has a right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During both the three months ended June 30, 2025 and 2024, the Company recorded revenues from Cantor entities of $0.1 million, related to commissions paid to the Company by Cantor. During both the six months ended June 30, 2025 and 2024, the Company recorded revenues from Cantor entities of $0.2 million, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both June 30, 2025 and December 31, 2024, the Company did not have any investments in the program.

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
As of June 30, 2025, Cantor and CFGM did not own any shares of BGC Class A common stock. As of June 30, 2025, Cantor and CFGM owned 93.3 million and 3.0 million shares of BGC Class B common stock, respectively.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2025 and December 31, 2024, the Company had receivables from Freedom of $2.1 million and $1.3 million, respectively. As of June 30, 2025 and December 31, 2024, the Company had $0.9 million and $4.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2025 and December 31, 2024, the Company had $1.0 million and $4.0 million, respectively, in payables to Cantor related to open derivative contracts. As of June 30, 2025 and December 31, 2024, the Company had receivables of $3.6 million and $0.1 million, respectively, with Cantor related to fails and pending trades.
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
As of June 30, 2025 and December 31, 2024, the aggregate balance of employee loans, net, was $468.3 million and $360.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2025 and 2024 was $18.9 million and $14.6 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2025 and 2024 was $36.2 million and $29.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended June 30, 2025 and 2024 was $4.3 million and $2.6 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2025 and 2024 was $8.0 million and $5.8 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the three and six months ended June 30, 2025 and 2024, the Company did not sell any shares of Class A common stock under its CEO Program. For both the three and six months ended June 30, 2025 and 2024, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.

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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of June 30, 2025 and December 31, 2024, the Company did not have any securities loaned transactions with CF&Co.
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
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of June 30, 2025, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and tendered such notes in the Exchange Offer in exchange for an equivalent amount of BGC Group 4.375% Senior Notes. Cantor holds such BGC Group 4.375% Senior Notes as of June 30, 2025.
On May 25, 2023, the Company issued an aggregate of $350.0 million principal amount of BGC Partners 8.000% Senior Notes. In connection with this issuance of BGC Partners 8.000% Senior Notes, the Company paid $0.2 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
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
On April 2, 2025, the Company issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. In connection with this issuance of BGC Group 6.150% Senior Notes, the Company paid $0.4 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.

In connection with the issuance of the BGC Group 6.150% Senior Notes, on April 2, 2025, the Company entered into a Registration Rights Agreement with the initial purchasers in the offering of the BGC Group 6.150% Senior Notes, including CF&Co, pursuant to which the Company is obligated to file a registration statement with the SEC with respect to an offer to exchange the BGC Group 6.150% Notes for a substantially identical issue of notes registered under the Securities Act and to complete such exchange offer prior to 365 days after April 2, 2025.
Transactions with Executive Officers and Directors
On June 10, 2025, Mr. Mbanefo, a member of the Company’s Board, sold 12,205 shares of Class A common stock to the Company in a transaction exempt from the short-swing profits liability provisions of Section 16(b) of the Exchange Act, referred to here as an “exempt transaction,” pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.75 was the closing price of a share of Class A common stock on June 10, 2025. The transaction was approved by the Audit Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On March 4, 2025, Dr. Bell, a member of the Company’s Board, sold 12,727 shares of Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.35 was the closing price of a share of Class A common stock on March 4, 2025. The transaction was approved by the Audit Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On October 7, 2024, the Compensation Committee approved the redemption of 327,127 non-exchangeable Newmark Holdings LPUs and 30,285 non-exchangeable Newmark Holdings PLPUs with a determination amount of $278,258 held by Mr. Windeatt. In connection with this redemption, Mr. Windeatt received 271,362 shares of Newmark Class A common stock (239,428 Newmark Holdings LPUs multiplied by the then-current Exchange Ratio) and a cash payment of $251,128 (27,332 Newmark Holdings PLPUs). The remaining 31,700 of Newmark Holdings LPUs and 2,953 Newmark Holdings PLPUs with a determination amount of $27,130, were redeemed for zero in connection with Mr. Windeatt’s LLP status.
On August 8, 2024, Mr. Richards, a member of the Company’s Board, sold 13,063 shares of Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.11 was the closing price of a share of Class A common stock on August 8, 2024. The transaction was approved by the Audit and Compensation Committees and was made pursuant to the Company’s Share Repurchase Authorization.
On January 2, 2024, Mr. Merkel, the Company’s Executive Vice President and General Counsel, sold 136,891 shares of Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $6.98 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees and was made pursuant to the Company’s Share Repurchase Authorization.
Transactions with Other Related Parties
Sale of Class A Common Stock to the Company
As previously disclosed, on May 16, 2025, Mr. Howard W. Lutnick, the U.S. Secretary of Commerce and the Company’s former Chief Executive Officer and former Chairman of the Board, agreed to sell to the Company 16,452,850 shares of Class A common stock beneficially owned by him, including (i) 5,616,612 shares held directly by Mr. Howard W. Lutnick, (ii) 10,489,582 shares held in his personal asset trust, (iii) 8,908 shares held by the Howard W. Lutnick Family Trust, and (iv) 337,748 shares originating from retirement accounts, including certain shares held by Mr. Howard W. Lutnick’s spouse. The closing of the sale of the 16,115,102 shares held by him and the trusts occurred on May 19, 2025, and the closing of the sale of 337,748 shares held in retirement accounts will occur immediately after the closing of the sale of the voting shares of CFGM by Mr. Howard W. Lutnick, which are pending subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. The price per share for the sales was $9.2082, which is equal to the 3-day VWAP of the Class A common stock on the Nasdaq Global Select Market on May 14, May 15 and May 16, 2025. The aggregate purchase price of the shares held in retirement accounts will be reduced by the after-tax portion of any dividends on such shares of Class A common stock paid to Mr. Howard W. Lutnick and his spouse, in each case, between May 16, 2025 and the closing of the sale of the shares held in retirement accounts, as well as the after-tax portion of any declared but unpaid dividends on such shares of Class A common stock with a record date prior to the closing of the sale of the shares held in retirement accounts that are payable.
These repurchases are pursuant to the Company’s existing Share Repurchase Authorization, and the purchase of such shares from Mr. Howard W. Lutnick pursuant to such existing authorization was expressly approved by the Audit Committee. These transactions are pursuant to Mr. Howard W. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce.

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
As of June 30, 2025 and December 31, 2024, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $13.0 million and $13.2 million, respectively, which included $9.5 million and $6.7 million of additional expense taken in September 2024 and 2023, respectively, above the original $40.0 million commitment.
Other Transactions
The Company periodically acts as an intermediary to administer payments on behalf of related parties.
14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	June 30, 2025	December 31, 2024
Advanced Markets Holdings	25%	$3,781	$3,772
China Credit BGC Money Broking Company Limited	33%	27,283	23,242
Freedom International Brokerage	45%	8,827	9,637
Other		3,490	2,424
Equity method investments		$43,381	$39,075
Investments carried under measurement alternative		192	192
Total equity method and investments carried under measurement alternative		$43,573	$39,267
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of June 30, 2025 and December 31, 2024.
The carrying value of the Company’s equity method investments was $43.4 million as of June 30, 2025 and $39.1 million as of December 31, 2024, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.4 million and $2.7 million related to its equity method investments for the three months ended June 30, 2025 and 2024, respectively. The Company recognized gains of $4.7 million and $4.5 million related to its equity method investments for the six months ended June 30, 2025 and 2024, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three and six months ended June 30, 2025 and 2024, the Company did not record impairment charges related to existing equity method investments. The Company did not sell any equity method investments during the three and six months ended June 30, 2025 and 2024.
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
The carrying value of these investments as of both June 30, 2025 and December 31, 2024 was $0.2 million, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and six months ended June 30, 2025 and 2024.
In addition, the Company owns membership shares, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both June 30, 2025 and December 31, 2024. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded $0.1 million of unrealized gains and nil of unrealized gains to reflect observable transactions for these shares during the three months ended June 30, 2025 and 2024, respectively. The Company recorded $0.7 million and $36.7 million of unrealized gains to reflect observable transactions for these shares during the six months ended June 30, 2025 and 2024, respectively. The unrealized gains (losses) are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	June 30, 2025		December 31, 2024
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$990	$990	$674	$674
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $8.0 million and $5.3 million as of June 30, 2025 and December 31, 2024, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.6 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively. The Company’s exposure to economic loss on this VIE was $2.3 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Computer and communications equipment	$122,231	$112,463
Software, including software development costs	419,107	401,040
Leasehold improvements and other fixed assets	120,539	108,303
	661,877	621,806
Less: accumulated depreciation and amortization	(472,351)	(431,794)
Fixed assets, net	$189,526	$190,012
Depreciation expense was $5.9 million and $5.3 million for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense was $11.4 million and $10.7 million for the six months ended June 30, 2025 and 2024, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company has $5.1 million and $4.6 million of asset retirement obligations related to certain of its leasehold improvements as of June 30, 2025 and December 31, 2024, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended June 30, 2025 and 2024, software development costs totaling $8.1 million and $8.4 million, respectively, were capitalized. For the six months ended June 30, 2025 and 2024, software development costs totaling $18.4 million and $20.4 million, respectively, were capitalized. Amortization of software development costs totaled $10.3 million and $10.2 million for the three months ended June 30, 2025 and 2024, respectively. Amortization of software development costs totaled $21.4 million and $20.6 million for the six months ended June 30, 2025 and 2024, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $1.2 million and $0.1 million were recorded for the three months ended June 30, 2025 and 2024, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $1.6 million and $0.3 million were recorded for the six months ended June 30, 2025 and 2024, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2024	$540,290
Acquisitions	88,675
Measurement period adjustments	(4,346)
Cumulative translation adjustment	1,029
Balance at June 30, 2025	$625,648
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$395,734	$125,746	$269,988	11.7
Technology	86,097	25,291	60,806	11.8
Non-compete agreements	21,816	21,168	648	1.3
Patents	12,882	11,343	1,539	2.7
All other	37,966	7,819	30,147	10.6
Total definite life intangible assets	554,495	191,367	363,128
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,619	—	2,619	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,643	—	82,643	N/A
Total	$637,138	$191,367	$445,771

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$256,374	$113,590	$142,784	10.8
Technology	23,997	23,997	—	N/A
Non-compete agreements	21,815	20,621	1,194	1.5
Patents	12,577	11,102	1,475	2.7
All other	19,937	6,711	13,226	12.1
Total definite life intangible assets	334,700	176,021	158,679
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,207	—	2,207	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,231	—	82,231	N/A
Total	$416,931	$176,021	$240,910
Intangible amortization expense was $9.8 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively. Intangible amortization expense was $15.3 million and $9.6 million for the six months ended June 30, 2025 and 2024, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for the three and six months ended June 30, 2025 and 2024.

The estimated future amortization expense of definite life intangible assets as of June 30, 2025 is as follows (in millions):

2025 (excluding the six months ended June 30, 2025)	$19.4
2026	38.0
2027	33.7
2028	32.9
2029	29.2
2030 and thereafter	209.9
Total	$363.1
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Unsecured senior revolving credit agreement	$81,745	$195,831
BGC Group 4.375% Senior Notes due December 15, 2025	287,829	287,462
BGC Partners 4.375% Senior Notes due December 15, 2025	11,836	11,824
BGC Group 8.000% Senior Notes due May 25, 2028	345,003	344,620
BGC Partners 8.000% Senior Notes due May 25, 2028	2,260	2,257
BGC Group 6.600% Senior Notes due June 10, 2029	496,046	495,546
BGC Group 6.150% Senior Notes due April 2, 2030	693,116	—
Total Notes payable and other borrowings[1,2]	$1,917,835	$1,337,540
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of both June 30, 2025 and December 31, 2024.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of June 30, 2025 and December 31, 2024, total deferred financing costs were $16.7 million and $12.0 million, respectively.
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
As of June 30, 2025, there were $81.7 million of borrowings outstanding, net of deferred financing costs of $3.3 million, under the Revolving Credit Agreement. As of December 31, 2024, there were $195.8 million of borrowings outstanding, net of deferred financing costs of $4.2 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for both the three and six months ended June 30, 2025 was 6.17%. The average interest rate on the outstanding borrowings for the three and six months ended June 30, 2024 was 7.17% and 7.18%, respectively. BGC Group recorded $2.3 million and $4.2 million, of interest expense related to the Revolving Credit Agreement for the three months ended June 30, 2025 and 2024, respectively. BGC Group recorded $6.3 million and $7.9 million of interest expense related to the Revolving Credit Agreement for the six months ended June 30, 2025 and 2024, respectively.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 4.375% Senior Notes due December 15, 2025	287,829	287,325	287,462	285,556
BGC Partners 4.375% Senior Notes due December 15, 2025	11,836	11,813	11,824	11,740
BGC Group 8.000% Senior Notes due May 25, 2028	345,003	371,238	344,620	369,065
BGC Partners 8.000% Senior Notes due May 25, 2028	2,260	2,430	2,257	2,416
BGC Group 6.600% Senior Notes due June 10, 2029	496,046	517,377	495,546	513,366
BGC Group 6.150% Senior Notes due April 2, 2030	693,116	708,869	—	—
Total	$1,836,090	$1,899,052	$1,141,709	$1,182,143

The fair values of the BGC Group Notes and BGC Partners Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the BGC Group 3.750% Senior Notes, the BGC Partners 3.750% Senior Notes, the BGC Group 4.375% Senior Notes, the BGC Partners 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Partners 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, and the BGC Group 6.150% Senior Notes are considered Level 2 within the fair value hierarchy.
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
On October 1, 2024, BGC Group repaid the principal plus accrued interest on the BGC Group 3.750% Senior Notes. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million and $5.3 million for the three and six months ended June 30, 2024, respectively.
On October 1, 2024, BGC Partners repaid the principal plus accrued interest on the BGC Partners 3.750% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million and $0.9 million for the three and six months ended June 30, 2024, respectively.
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
The carrying value of the BGC Group 4.375% Senior Notes was $287.8 million as of June 30, 2025. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for both the three months ended June 30, 2025 and 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $6.7 million for both the six months ended June 30, 2025 and 2024.
The carrying value of the BGC Partners 4.375% Senior Notes was $11.8 million as of June 30, 2025. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million for both the three months ended June 30, 2025 and 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.3 million for both the six months ended June 30, 2025 and 2024.
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
The carrying value of the BGC Group 8.000% Senior Notes was $345.0 million as of June 30, 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended June 30, 2025 and 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $14.3 million for both the six months ended June 30, 2025 and 2024.

On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of June 30, 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil and $0.1 million, respectively, for the three months ended June 30, 2025 and 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for both the six months ended June 30, 2025 and 2024.
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
The carrying value of the BGC Group 6.600% Senior Notes was $496.0 million as of June 30, 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $17.0 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.
6.150% Senior Notes
On April 2, 2025, the Company issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. The BGC Group 6.150% Senior Notes are general unsecured obligations of BGC Group. The BGC Group 6.150% Senior Notes bear interest at a rate of 6.150% per year, payable in cash on April 2 and October 2 of each year, commencing October 2, 2025. The BGC Group 6.150% Senior Notes will mature on April 2, 2030. The Company may redeem some or all of the BGC Group 6.150% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Group 6.150% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 6.150% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Group 6.150% Senior Notes was $692.8 million, net of discount and debt issuance costs of $7.2 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Group 6.150% Senior Notes will accrete up to the face amount over the term of the notes.
The carrying value of the BGC Group 6.150% Senior Notes was $693.1 million as of June 30, 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $10.9 million for both the three and six months ended June 30, 2025.
Short-Term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.2 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.8 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is August 11, 2025. The agreement bears a fee of 1.32% per year. As of both June 30, 2025 and December 31, 2024 there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for both the three months ended June 30, 2025 and 2024. The bank fees related to the agreement were $0.1 million for both the six months ended June 30, 2025 and 2024.

BGC Credit Agreement with Cantor
As of both June 30, 2025 and December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. The Company did not record any interest expense related to the BGC Credit Agreement for the three and six months ended June 30, 2025. The Company did not record any interest expense related to the BGC Credit Agreement during the three months ended June 30, 2024. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the six months ended June 30, 2024. See Note 13—“Related Party Transactions” for additional information related to these transactions.
Market-Making Registration Statement
On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s other affiliates, has any obligation to make a market in the Company’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of June 30, 2025, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 423.1 million shares.
The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Issuance of common stock and grants of exchangeability	$35,823	$29,943	$62,464	$63,775
Allocations of net income and dividend equivalents¹	534	1,044	1,085	2,338
RSU, RSU Tax Account, and restricted stock amortization	47,569	35,220	95,700	96,175
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$83,926	$66,207	$159,249	$162,288
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

Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark LPUs
Balance at December 31, 2024	2,936
Granted	—
Redeemed/exchanged units	(500)
Forfeited units	(22)
Balance at June 30, 2025	2,414
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
A summary of the Newmark Holdings LPUs held by BGC employees as of June 30, 2025 is as follows (in thousands):

Newmark LPUs
Regular Units	1,603
Preferred Units	811
Balance at June 30, 2025	2,414
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Issuance of common stock and grants of exchangeability	$35,823	$29,943	$62,464	$63,775
Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of June 30, 2025, the Exchange Ratio was 0.9273.

A summary of the LPUs redeemed in connection with the issuance of Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Newmark Holdings LPUs	49	62	148	123
As of June 30, 2025 and December 31, 2024, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of June 30, 2025 and December 31, 2024, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.1 million and 0.3 million, respectively.
Subsequent to the Corporate Conversion, BGC may issue BGC Class A common stock and record compensation expense for the grant date fair value of the shares issued. For the three months ended June 30, 2025, BGC issued 2.4 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $12.5 million to pay taxes due at the time of issuance. For the six months ended June 30, 2025, BGC issued 4.3 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $20.9 million to pay taxes due at the time of issuance. For the three months ended June 30, 2024, BGC issued 2.3 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $10.3 million to pay taxes due at the time of issuance. For the six months ended June 30, 2024, BGC issued 4.7 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $21.2 million to pay taxes due at the time of issuance.
LPU Amortization
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule was recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of June 30, 2025, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2024, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSU amortization	$42,189	$21,229	$81,846	$40,696
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands, except for per share amounts and weighted-average term):

	RSUs	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2024	72,498	$5.24	$379,974	4.58
Granted	11,758	8.80	103,486
Delivered	(10,080)	5.17	(52,097)
Forfeited	(1,360)	5.96	(8,108)
Balance at June 30, 2025	72,816	$5.81	$423,255	4.47

The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of June 30, 2025 and December 31, 2024, 21.8 million and 22.9 million, respectively, RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended June 30, 2025 and 2024, the Company withheld shares of BGC Class A common stock valued at $5.6 million and $16.1 million, respectively, to pay taxes due at the time of vesting. For the RSUs that vested during the six months ended June 30, 2025 and 2024, the Company withheld shares of BGC Class A common stock valued at $25.1 million and $27.9 million, respectively, to pay taxes due at the time of vesting. As of June 30, 2025 and 2024, there was approximately $254.0 million and $209.6 million, respectively, of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 4.47 years and 5.88 years, respectively.
In relation to the Corporate Conversion, the Company granted $49.2 million and $74.0 million of RSU Tax accounts as of June 30, 2023 and July 1, 2023, respectively. During the three months ended June 30, 2025 and 2024, $3.6 million and $4.5 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. During the six months ended June 30, 2025 and 2024, $8.5 million and $8.0 million of RSU Tax Accounts vested to pay taxes due at the time certain related RSU vestings. As of June 30, 2025 and 2024, there were approximately $60.4 million and $80.8 million, respectively, of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that are expected to be recognized over a weighted-average period of 7.58 years and 8.40 years, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $4.3 million and $5.1 million, for the three months ended June 30, 2025 and 2024, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $8.9 million and $11.1 million, for the six months ended June 30, 2025 and 2024, respectively.
On February 5, 2025, the Company accelerated the vesting of 1.3 million of Mr. Howard W. Lutnick’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A common stock, and delivered, less 0.7 million shares withheld by the Company for taxes at $9.38 per share, 0.6 million net shares. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee of the Company, and the related party transaction resulted in a $11.0 million compensation expense for the six months ended June 30, 2025.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. The aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $15.9 million and $14.7 million as of June 30, 2025 and December 31, 2024, respectively. The liability for such acquisition-related contingent share obligations and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by employees in five to ten years. Transferability of the restricted shares of stock issued prior to the Corporate Conversion is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary non-compete obligations. During both the three months ended June 30, 2025 and 2024, nil BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the six months ended June 30, 2025 and 2024, nil and 0.2 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision, respectively.
During both the three months ended June 30, 2025 and 2024, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees. During both the six months ended June 30, 2025 and 2024, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees. As of both June 30, 2025 and December 31, 2024, there were nil of such restricted BGC shares held by BGC employees outstanding. During both the three months ended June 30, 2025 and 2024, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. During both the six months ended June 30, 2025 and 2024, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. As of both June 30, 2025 and December 31, 2024, there were nil restricted Newmark shares held by BGC employees outstanding.

In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of June 30, 2025, 0.3 million of the total 0.3 million restricted stock awards outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $0.9 million and $8.9 million for the three months ended June 30, 2025 and 2024. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $5.1 million and $44.3 million for the six months ended June 30, 2025 and 2024. The compensation expense related to the restricted stock includes the acceleration of approximately 4.3 million restricted stock awards of a former BGC executive officer, which resulted in a $25.4 million compensation expense for the six months ended June 30, 2024.
For the restricted stock awards that vested during the three months ended June 30, 2025, the Company withheld 1.1 million shares of BGC Class A common stock to pay taxes due at the time of vesting. For the restricted stock awards that vested during the six months ended June 30, 2025, the Company withheld 1.8 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of June 30, 2025, there was approximately $0.7 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 8.01 years.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and fair value in thousands, except for per share amounts and weighted-average term):

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2024	7,304	$4.81	$35,119	0.59
Granted	—	—	—
Delivered	(6,708)	4.82	(32,357)
Forfeited	(248)	4.92	(1,221)
Balance at June 30, 2025	348	$4.43	$1,541	8.01
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of June 30, 2025 and December 31, 2024 the Company was contingently liable for $1.4 million and $1.3 million, respectively, under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the three and six months ended June 30, 2025 and 2024, the Company did not incur losses on any FDIC insured cash accounts.
During both the three and six months ended June 30, 2025, the Company released $4.4 million of reserves associated with Russia’s Invasion of Ukraine. During the three and six months ended June 30, 2024, the Company reserved $2.0 million and $4.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).

Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.8 million in health care claims as of both June 30, 2025 and December 31, 2024. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2025, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of June 30, 2025, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2025, the Company’s regulated subsidiaries held $826.3 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $487.4 million.
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

The Company’s Chief Operating Decision Maker (“CODM”) is its Co-Chief Executive Officers. Consolidated net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM. The Company’s business is based on the products and services provided and reflects the manner in which financial information is evaluated by the CODM.
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

Information regarding revenues from external customers, other revenues, significant segment expenses, other segment items and Consolidated net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
ECS	$261,640	$117,743	$411,577	$236,207
Rates	200,579	166,044	401,524	341,129
FX	108,452	88,946	218,487	172,969
Credit	75,282	69,381	162,218	156,973
Equities	73,946	51,406	136,882	114,263
Total brokerage revenues	719,899	493,520	1,330,688	1,021,541
Fees from related parties	5,241	4,643	9,663	9,064
Data, software, and post-trade	35,462	30,812	67,962	61,715
Interest and dividend income[1]	15,268	17,145	26,897	26,909
Other revenues	8,134	4,641	13,034	10,146
Total other revenues	64,105	57,241	117,556	107,834
Total revenues	$784,004	$550,761	$1,448,244	$1,129,375

Expenses
Compensation and employee benefits	$416,463	$271,990	$758,111	$562,832
Equity-based compensation and allocations of net income to limited partnership units and FPUs	83,926	66,207	159,249	162,288
Total compensation and employee benefits	$500,389	$338,197	$917,360	$725,120
Other segment items[2]	227,400	175,389	421,240	318,039
Consolidated net income (loss)	$56,215	$37,175	$109,644	$86,216
_______________________________________
1    For the three months ended June 30, 2025 and 2024, Interest income was $14.6 million and $11.2 million, respectively. For the six months ended June 30, 2025 and 2024, interest income was $26.2 million and $21.0 million, respectively.
2    Other segment items include Occupancy and equipment expense, Fees to related parties expense, Professional and consulting fees expense, Communications expense, Selling and promotion expense, Commissions and floor brokerage expense, Interest expense, Other expenses, Gains (losses) on divestitures and sales of investments, Gains (losses) on equity method investments, Other income (loss), and Provision (benefit) for income taxes, each of which are presented on the Company’s unaudited Condensed Consolidated Statements of Operations. Also included in Other segment items is Fixed asset depreciation and intangible asset amortization. For the three months ended June 30, 2025 and 2024, Fixed asset depreciation and intangible asset amortization was $25.9 million and $20.6 million, respectively. For the six months ended June 30, 2025 and 2024, Fixed asset depreciation and intangible asset amortization was $47.7 million and $40.9 million, respectively.

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

Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
EMEA[1]	$419,511	$279,074	$761,472	$583,814
Americas[2]	278,658	198,594	525,297	398,623
APAC	85,835	73,093	161,475	146,938
Total revenues	$784,004	$550,761	$1,448,244	$1,129,375
____________________________
1For the three months ended June 30, 2025 and 2024, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the three months ended June 30, 2025 and 2024 were $285.8 million and $192.2 million, respectively. For the six months ended June 30, 2025 and 2024, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the six months ended June 30, 2025 and 2024 were $513.9 million and $401.8 million, respectively.
2For the three months ended June 30, 2025 and 2024, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the three months ended June 30, 2025 and 2024 were $259.9 million and $180.6 million, respectively. U.S. revenues for the six months ended June 30, 2025 and 2024 accounted for 10% or more of total revenues. U.S. revenues for the six months ended June 30, 2025 and 2024 were $489.4 million and $362.6 million, respectively.
Information regarding long-lived assets (defined as: loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	June 30, 2025	December 31, 2024
Long-lived assets:
EMEA[1]	$406,305	$346,198
Americas[2]	326,570	261,297
APAC	104,336	81,276
Total long-lived assets	$837,211	$688,771
____________________________
1As of June 30, 2025 and December 31, 2024, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of June 30, 2025 and December 31, 2024 were $289.9 million and $251.9 million, respectively.
2As of June 30, 2025 and December 31, 2024, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of June 30, 2025 and December 31, 2024 were $320.5 million and $255.5 million, respectively.

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from contracts with customers:
Commissions	$599,496	$395,081	$1,094,207	$810,253
Data, network and post-trade	35,462	30,812	67,962	61,715
Fees from related parties	5,241	4,643	9,663	9,064
Other revenues	7,840	4,435	10,779	7,552
Total revenues from contracts with customers	648,039	434,971	1,182,611	888,584
Other sources of revenues:
Principal transactions	120,403	98,439	236,481	211,288
Interest and dividend income	15,268	17,145	26,897	26,909
Other revenues	294	206	2,255	2,594
Total revenues	$784,004	$550,761	$1,448,244	$1,129,375
See Note 3—“Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for detailed information on the recognition of the Company’s revenues from contracts with customers.
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
The Company had receivables related to revenues from contracts with customers of $526.7 million and $324.2 million at June 30, 2025 and December 31, 2024, respectively. The Company performs quarterly reviews of its receivables from contracts with customers for credit impairment. Refer to Note 25—“Current Expected Credit Losses (CECL)” for additional information.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2025 and December 31, 2024 was $28.3 million and $20.0 million, respectively.
During the three months ended June 30, 2025 and 2024, the Company recognized revenue of $15.8 million and $11.4 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the six months ended June 30, 2025 and 2024, the Company recognized revenue of $19.2 million and $10.7 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of June 30, 2025 or December 31, 2024.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 14.1 years, some of which include options to extend the leases in 0.1 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases, were determined based on previous lease guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
As of June 30, 2025, the Company did not have any leases that have not yet commenced but that create significant rights and obligations.
Supplemental information related to the Company’s operating and financing leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	June 30, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other assets	$147,434	$114,456
Finance lease ROU assets	Fixed assets, net	$2,306	$2,959
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$167,714	$135,825
Finance lease liabilities	Accounts payable, accrued and other liabilities	$2,700	$3,249

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases (years)	6.8	6.8
Finance leases (years)	1.9	2.4
Weighted-average discount rate
Operating leases	5.8%	5.5%
Finance leases	4.4%	4.4%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Operating lease cost[1]	Occupancy and equipment	$9,875	$8,153	$18,093	$16,598
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$326	$326	$653	$653
Interest on lease liabilities	Interest expense	$30	$44	$64	$91
__________________________
1Short-term lease expense was not material for the three and six months ended June 30, 2025 and 2024.
The following table shows the Company’s maturity analysis of its lease liabilities as of June 30, 2025 (in thousands):

	June 30, 2025
	Operating leases	Finance leases
2025 (excluding the six months ended June 30, 2025)	$18,275	$916
2026	33,538	1,290
2027	28,838	627
2028	21,521	—
2029	16,716	—
Thereafter	86,753	—
Total	$205,641	$2,833
Interest	(37,927)	(133)
Total	$167,714	$2,700
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024	2025	2024
Operating cash flows from operating lease liabilities	$9,253	$9,581	$20,158	$18,944
Operating cash flows from finance lease liabilities	$30	$44	$64	$91
Financing cash flows from finance lease liabilities	$326	$318	$653	$633

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the allowance for credit losses are recognized in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025 and 2024, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2025	$6.2	$—	$22.1	$28.3
Current-period provision for expected credit losses	0.9	—	—	0.9
Release of allowance for expected credit losses	—	—	(4.0)	(4.0)
Ending balance, June 30, 2025	$7.1	$—	$18.1	$25.2

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2025	$6.2	$—	$21.0	$27.2
Current-period provision for expected credit losses	0.9	—	1.1	2.0
Release of allowance for expected credit losses	—	—	(4.0)	(4.0)
Ending balance, June 30, 2025	$7.1	$—	$18.1	$25.2

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2024	$5.9	$2.3	$19.5	$27.7
Current-period provision for expected credit losses	0.1	—	2.2	2.3
Release for allowance for expected credit losses	—	(2.3)	—	(2.3)
Ending balance, June 30, 2024	$6.0	$—	$21.7	$27.7

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2024	$5.0	$2.3	$18.9	$26.2
Current-period provision for expected credit losses	$1.0	$—	$2.8	$3.8
Release for allowance for expected credit losses	$—	$(2.3)	$—	$(2.3)
Ending balance, June 30, 2024	$6.0	$—	$21.7	$27.7
For the three and six months ended June 30, 2025, there was an increase of $0.9 million in the allowance for credit losses against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions, bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $7.1 million as of June 30, 2025. For the three and six months ended June 30, 2024, there was an increase of $0.1 million and $1.0 million, respectively, in the allowance for credit losses against “Accrued commissions and other receivables, net.”

For the three and six months ended June 30, 2025, there was no change in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net.” For the three and six months ended June 30, 2024, there was a decrease of $2.3 million in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of the release of allowance for expected credit losses.
For the three and six months ended June 30, 2025, there was a decrease of $4.0 million and $2.9 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which is primarily due to the release of allowance for expected credit losses, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $18.1 million as of June 30, 2025. For the three and six months ended June 30, 2024, there was an increase of $2.2 million and $2.8 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.
26.    Subsequent Events
Second Quarter 2025 Dividend
On July 30, 2025, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2025, payable on September 3, 2025 to BGC Class A and Class B common stockholders of record as of August 20, 2025.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2025 and 2024. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global marketplace, data, and financial technology company across the ECS and financial markets. We specialize in the brokerage and trade execution of a broad range of ECS products, including listed derivatives and physical commodities in the oil and refined, and environmental and energy transition, markets, as well as ship chartering. Additionally, we provide brokerage services across fixed income securities such as government bonds and corporate bonds, as well as related interest rate derivatives and credit derivatives, foreign exchange, equities and futures and options. Our business also provides network and connectivity solutions, market data and related information services, and post-trade services.
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
As of June 30, 2025, we had 2,480 brokers, salespeople, managers, and other front-office personnel across our businesses.
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
As a result of the Corporate Conversion, on July 1, 2023:
•64.0 million Cantor units, including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75,000,000 in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. As of August 8, 2025, we have issued approximately $17.3 million of BGC Group Class A common stock in connection with acquisitions since the Corporate Conversion;
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
Recent Board of Directors and Executive Officers Changes
On February 18, 2025, Mr. Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard W. Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Brandon Lutnick, son of Mr. Howard W. Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed John J. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers of the Company and as the Principal Executive Officers of the Company.
FMX
FMX includes the world’s fastest growing cash U.S. Treasuries marketplace, FMX UST, and its spot foreign exchange platform, FMX FX, along with its U.S. interest rate futures exchange. FMX is challenging the CME’s leading position in U.S. interest rate futures, cash U.S. Treasuries and spot foreign exchange.
The FMX Equity Partners contributed $171.7 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest at a post-money equity valuation of $666.7 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem.
On September 23, 2024, FMX Futures Exchange launched the trading of SOFR futures, the largest notional futures contract in the world. On May 18, 2025, FMX Futures Exchange also successfully launched the trading of U.S. Treasury futures contracts, initially with 2-year and 5-year contracts.

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
Revenues in our Fenics businesses increased 18.6%, to $162.9 million, and 17.1% to $335.5 million, for the three and six months ended June 30, 2025, respectively, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew 16.5%, to $134.1 million, in the second quarter of 2025 as compared to the prior year period. Fenics Markets growth was primarily driven by higher electronic trading volumes and Fenics Market Data revenues.
Fenics Growth Platforms revenue grew 29.6%, to $28.7 million, in the second quarter of 2025, as compared to the prior year period, primarily driven by FMX, PortfolioMatch, and Lucera. We sold our Capitalab business in the fourth quarter of 2024. Excluding Capitalab, Fenics Growth Platforms revenues grew by approximately 38% year-over-year. Collectively, our newer Fenics Growth Platform offerings are not yet fully up to scale, but continue to grow at a leading rate. Over time, we expect these new products and services to become profitable, high-margin businesses as their scale and revenues increase, all else equal.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the second quarter of 2025 compared to the prior year period include:
•FMX UST generated ADV of $68 billion in the second quarter, a 45% increase compared to the prior year period. FMX continues to see strong support from the FMX Equity Partners, who have helped drive central limit order book market share to more than 35% for the second quarter, up from 33% last quarter and 30% a year ago.
•FMX FX nearly doubled its ADV to $15.6 billion in the second quarter, driven by support from the FMX Equity Partners, as well as the addition of new products and participants.
•FMX Futures Exchange successfully launched U.S. Treasury futures in May 2025 and continued to scale its SOFR futures ADV and open interest to record levels in the second quarter. SOFR average daily open interest increased sequentially by 73% in the second quarter and July’s open interest has more than doubled from those levels.

•PortfolioMatch ADV nearly doubled reflecting market share gains across the U.S. and EMEA credit markets. PortfolioMatch’s strong growth was driven by new clients, increased distribution, and deepening connectivity with large systematic traders.
•Lucera, Fenics’ network business providing critical real-time trading infrastructure to the capital markets, grew revenue by more than 40%, driven by new clients and product launches.
Data, network and post-trade revenues increased by 15.1% to $35.5 million. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, revenues grew by more than 20%.
Fenics brokerage revenues increased by 19.7% to $127.4 million in the second quarter of 2025 over the prior year period.
Acquisitions
On April 1, 2025, we completed the previously announced acquisition of OTC Global. We acquired 100% of the equity in OTC Global and its subsidiaries for $325.0 million, subject to post-closing adjustments, which included $322.5 million in cash and $2.5 million of restricted shares of BGC Class A common stock. OTC Global generated revenues of over $400 million for the year ended December 31, 2024, representing an acquisition multiple of approximately 0.75 times revenue. With the integration of OTC Global’s complementary product suite, ECS became our largest asset class. The amounts of revenue and pre-tax income from OTC Global included in our unaudited Condensed Consolidated Statement of Operations from April 1, 2025 to the period ending June 30, 2025 are $118.3 million and $16.8 million, respectively. This positions us as the world’s largest ECS broker by revenue as of April 1, 2025, making BGC a more comprehensive and diversified company. Furthermore, the OTC Global acquisition was accretive to our second quarter earnings per share.
On October 1, 2024, we completed the acquisition of Sage, an energy and environmental brokerage firm. This acquisition expanded our energy brokerage services in the U.S. and supported our global growth efforts across ECS.
Divestitures
We had no divestitures or sale of investments during both the three and six months ended June 30, 2025 and 2024.
Cost Reduction Program
In the second quarter of 2025, we launched a cost reduction program, which we expect will be completed by year-end and deliver at least $25 million in annualized savings through expense synergies. These savings are expected to enhance our profitability, drive margins higher, and deliver long-term shareholder value.
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

Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result, we ceased trading with those clients. We derived less than 1% of total revenue from its Moscow branch and sanctioned Russian counterparties. During both the three and six months ended June 30, 2025, we released $4.4 million of reserves associated with Russia’s Invasion of Ukraine. During the three and six months ended June 30, 2024, we reserved $2.0 million and $4.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine.
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
Management performed Pillar 2 calculations for the necessary jurisdictions for the second quarter of 2025 and determined that the minimum global effective tax did not have a material impact on our second quarter 2025 tax rate.
On July 4, 2025, President Trump signed the OBBBA into law, which, among other things, introduces a broad range of changes to existing tax rules, including significant modifications to certain incentives previously introduced or expanded by the Inflation Reduction Act of 2022, as well as extensions and modifications of certain provisions of the Tax Act. Management is currently evaluating potential implications of the OBBBA on our multinational activities, specifically on the applicability of the new net controlled foreign corporation tested income and foreign-derived deduction eligible income rules that replace the Tax Act’s GILTI and foreign-derived intangible income framework.
Based on a preliminary analysis, management does not expect that the OBBBA tax provisions will have a material impact on us, including with respect to its future financial condition, results of operations or liquidity. Management will continue to assess the potential impact the OBBBA may have on our future financial condition, results of operations or liquidity.
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
Several factors could influence the financial service industry and our business performance, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat, imposition and impact of broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, and other factors that are generally beyond our control. Generally, volatility benefits BGC by increasing secondary trading volumes, as market participants seek to hedge their risk or capitalize on price fluctuations. We believe that these activities are most efficiently executed in our wholesale markets, known for their depth and liquidity. Rates of inflation may affect our expenses such as employee compensation and benefits, technology and communication expenses and occupancy costs. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this Quarterly Report on Form 10-Q.
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
Additionally, there have been strategic acquisitions of OTC trading platforms by exchanges and electronic marketplaces including ICE buying BondPoint and TMC Bonds, Deutsche Börse buying 360T, CBOE buying Hotspot, MarketAxess buying LiquidityEdge, Tradeweb buying Nasdaq’s U.S. Fixed Income Electronic Trading Platform, r8fin and ICD, LSEG acquiring Quantile, etc. We view the consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future.
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
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs, across the globe significantly reduced the overall trading appetite for rates products. Such programs depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and COVID-19 pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. Beginning in 2022, inflationary concerns have resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases. The return of interest rates has led to improved macro trading conditions which has benefited BGC. This improved backdrop is expected to support both BGC’s Fenics and Voice/Hybrid businesses for the foreseeable future.
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
During the three months ended June 30, 2025, industry volumes were higher across Rates, ECS, FX, Credit, and Equities compared to the prior year period. BGC’s brokerage revenues were up by 45.9% year-over-year in the quarter, reflecting growth across all asset classes and geographies.
Below is an expanded discussion of the volume and growth drivers of our various asset class categories.
ECS Volumes
ECS volumes were higher during the second quarter of 2025 compared to the prior year period. CME and ICE energy futures and options volumes were up 26% and 27%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased 122.2%, compared to the prior year period, to $261.6 million.
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
Rates volumes were higher during the second quarter of 2025 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 19% compared to the prior year period. Over the same time period, listed products on CME were up 20%, and OTC interest rate derivative volumes traded on SEF were up 11% compared to the second quarter of 2024, according to Clarus. In comparison, our overall Rates revenues were up 20.8%, as compared to a year earlier, to $200.6 million.
Our Rates revenues, like the revenues for most of our products, are not fully dependent on market volumes and, therefore, do not always fluctuate consistently with industry metrics. This is largely because our Voice, Hybrid, and Fully Electronic desks often have volume discounts built into their price structure, which results in our revenues being less volatile than the overall industry volumes.

Foreign Exchange Volumes and Volatility
Global foreign exchange volumes were higher during the second quarter of 2025 compared to the prior year period. Volumes for CME FX futures and options and CME EBS spot FX were up 2%, and 29% respectively, and Cboe FX was up 14%. In comparison, our overall FX revenues increased by 21.9%, compared to the prior year period, to $108.5 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were higher during the second quarter of 2025 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 18% and U.S. High Yield was up 22% according to Bloomberg. In comparison, our overall Credit revenues increased by 8.5%, compared to the prior year period, to $75.3 million.
Equities Volumes
Global equity volumes were generally higher during the second quarter of 2025 compared to the prior year period. According to the Securities Industry and Financial Markets Association, or SIFMA, the average daily volume of U.S. cash equities was up 56% as compared to a year earlier. Over the same timeframe, the average daily volume of U.S. options was up 24%, according to the OCC, however, Eurex average daily volumes of equity and equity index derivatives were down 7%. Our Equities business primarily consists of equity derivatives and our overall revenues from Equities increased by 43.8%, compared to the prior year period, to $73.9 million.
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
As of June 30, 2025, our front-office headcount was 2,480 brokers, salespeople, managers, and other front-office personnel, up 16.9% from 2,122 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended June 30, 2025, increased by 27.4%, to $0.3 million.
FINANCIAL HIGHLIGHTS
For the three months ended June 30, 2025 compared to the three months ended June 30, 2024
Income from operations before income taxes was $75.3 million compared to $55.2 million in the prior year period.
Total revenues increased $233.2 million compared to the prior year period, or 42.3%, to $784.0 million. Excluding OTC Global, revenues grew by $114.9 million, or 21%. Brokerage revenues increased by $226.4 million, or 45.9% due to overall growth across all asset classes:
•ECS increased $143.9 million, or 122.2%, driven by the acquisition of OTC Global. Excluding OTC Global, ECS grew by $31.3 million, or 27%;
•Rates increased $34.5 million, or 20.8%;
•FX increased $19.5 million, or 21.9%;
•Credit increased $5.9 million, or 8.5%; and
•Equities increased $22.5 million, or 43.8%.

In addition, there was a decrease of $1.9 million, or 10.9% in Interest and dividend income, primarily driven by a decrease in dividend income partially offset by interest income earned on government bonds and money market funds. Further, there was an increase of $4.7 million, or 15.1%, in Data, network and post-trade revenues, primarily driven by Lucera and Fenics Market Data, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, Data, Network and Post-trade revenues grew by $6.0 million, or 20.2%.
Total expenses increased $211.5 million, or 42.3%, to $711.7 million compared to the prior year period, primarily driven by the operations of OTC Global, which we acquired on April 1, 2025. We recorded total expenses of $101.5 million for the three months ended June 30, 2025 related to the operation of OTC Global. Total compensation and employee benefits expenses increased by $162.2 million which was primarily due to the operations of OTC Global and higher revenues during the period. The $49.3 million increase in non-compensation expenses was primarily driven by the operations of OTC Global and an increase in Interest expense related to the BGC Group 6.150% Senior Notes issued in April 2025 and the BGC Group 6.600% Senior Notes issued in June 2024. The increase in Interest expense was partially offset by a reduction of interest expense due to the repayments in full of the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024 and repayments of the outstanding borrowings on the Revolving Credit Agreement. Non-compensation expenses also increased period over period due to higher Selling and promotion and Communication costs which were primarily driven by higher revenues.
For the six months ended June 30, 2025 compared to the six months ended June 30, 2024:
Income from operations before income taxes was $155.3 million compared to $126.3 million for the same period in the prior year.
Total revenues increased $318.9 million compared to the prior year period, or 28.2%, to $1,448.2 million. Excluding OTC Global, revenues grew by $200.6 million, or 17.8%. Brokerage revenues increased by $309.1 million, or 30.3% due to overall growth across all asset classes:
•ECS increased $175.4 million, or 74.2%, driven by the acquisition of OTC Global. Excluding OTC Global, ECS grew by $62.8 million, or 27%;
•Rates increased $60.4 million, or 17.7%;
•FX increased $45.5 million, or 26.3%;
•Credit increased $5.2 million, or 3.3%; and
•Equities increased $22.6 million, or 19.8%.
In addition, there was an increase of $6.2 million, or 10.1%, in Data, network and post-trade revenues, primarily driven by strong revenue growth across Fenics Market Data, our Lucera network business and OTC Global, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, Data, network and post-trade revenues grew by $8.5 million, or 14%. Furthermore, Interest and dividend income remained flat compared to the same period in the prior year.
Total expenses increased $250.0 million, or 23.8%, to $1,298.2 million, compared to the prior year period, primarily driven by the operations of OTC Global, which we acquired on April 1, 2025. We recorded total expenses of $101.5 million for the six months ended June 30, 2025 related to the operation of OTC Global. Total compensation and employee benefits expenses increased by $192.2 million primarily driven by the operations of OTC Global, higher revenues during the period and an increase in headcount. These higher compensation expenses were partially offset by a $3.0 million decrease in equity-based compensation. The $57.7 million increase in non-compensation expenses was primarily driven by the operations of OTC Global and increases in Interest expense related to the BGC Group 6.150% Senior Notes issued in April 2025 and the BGC Group 6.600% Senior Notes issued in June 2024. These higher Interest expenses were partially offset by a reduction of interest expense due to the repayments in full of the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024. Non-compensation expenses also increased period over period due to higher Selling and promotion and Communication costs which were primarily driven by higher revenues.
Total other income (losses), net decreased $39.9 million, or 88.4%, to $5.2 million, which was largely driven by a $36.6 million unrealized gain recorded in the six months ended June 30, 2024 related to fair value adjustments on investments carried under the measurement alternative.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$599,496	76.5%	$395,081	71.7%	$1,094,207	75.6%	$810,253	71.8%
Principal transactions	120,403	15.4	98,439	17.9	236,481	16.3	211,288	18.7
Total brokerage revenues	719,899	91.9	493,520	89.6	1,330,688	91.9	1,021,541	90.5
Fees from related parties	5,241	0.7	4,643	0.8	9,663	0.7	9,064	0.8
Data, network and post-trade	35,462	4.5	30,812	5.7	67,962	4.7	61,715	5.4
Interest and dividend income	15,268	1.9	17,145	3.1	26,897	1.9	26,909	2.4
Other revenues	8,134	1.0	4,641	0.8	13,034	0.8	10,146	0.9
Total revenues	784,004	100.0	550,761	100.0	1,448,244	100.0	1,129,375	100.0
Expenses:
Compensation and employee benefits	416,463	53.1	271,990	49.4	758,111	52.3	562,832	49.8
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	83,926	10.7	66,207	12.0	159,249	11.0	162,288	14.4
Total compensation and employee benefits	500,389	63.8	338,197	61.4	917,360	63.3	725,120	64.2
Occupancy and equipment	46,478	5.9	40,959	7.4	89,047	6.1	81,765	7.2
Fees to related parties	10,409	1.3	8,009	1.5	18,759	1.3	15,224	1.3
Professional and consulting fees	15,796	2.0	12,805	2.3	31,465	2.2	27,064	2.4
Communications	34,659	4.4	30,172	5.5	65,288	4.5	60,180	5.3
Selling and promotion	28,810	3.7	17,714	3.2	48,251	3.3	34,485	3.1
Commissions and floor brokerage	16,690	2.1	17,414	3.2	34,182	2.4	34,806	3.1
Interest expense	33,801	4.3	21,551	3.9	58,455	4.0	41,687	3.7
Other expenses	24,654	3.3	13,334	2.4	35,401	2.5	27,892	2.5
Total expenses	711,686	90.8%	500,155	90.8%	1,298,208	89.6%	1,048,223	92.8%
Other income (losses), net:
Gains (losses) on equity method investments	2,379	0.3	2,744	0.5	4,737	0.3	4,534	0.4
Other income (loss)	581	0.1	1,814	0.3	483	0.1	40,576	3.6
Total other income (losses), net	2,960	0.4	4,558	0.8	5,220	0.4	45,110	4.0
Income (loss) from operations before income taxes	75,278	9.6	55,164	10.0	155,256	10.7	126,262	11.2
Provision (benefit) for income taxes	19,063	2.4	17,989	3.3	45,612	3.1	40,046	3.6
Consolidated net income (loss)	$56,215	7.2%	$37,175	6.7%	$109,644	7.6%	$86,216	7.6%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(1,330)	(0.1)	(653)	(0.2)	(3,065)	(0.2)	(822)	(0.1)
Net income (loss) available to common stockholders	$57,545	7.3%	$37,828	6.9%	$112,709	7.8%	$87,038	7.7%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$35,823	4.5%	$29,943	5.4%	$62,464	4.3%	$63,775	5.6%
Allocations of net income and dividend equivalents	534	0.1	1,044	0.2	1,085	0.1	2,338	0.2
RSU, RSU Tax Account, and restricted stock amortization	47,569	6.1	35,220	6.4	95,700	6.6	96,175	8.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$83,926	10.7%	$66,207	12.0%	$159,249	11.0%	$162,288	14.4%
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Revenues
Brokerage Revenues
Total brokerage revenues increased by $226.4 million, or 45.9%, to $719.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Commissions revenues increased by $204.4 million, or 51.7%, to $599.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Principal transactions revenues increased by $22.0 million, or 22.3%, to $120.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Our ECS revenues increased by $143.9 million, or 122.2%, to $261.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by the acquisition of OTC Global and strong organic growth across our energy complex. Excluding the acquisition of OTC Global, ECS revenues grew by 27% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Our Rates revenues increased by $34.5 million, or 20.8%, to $200.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, reflecting higher volumes across all major interest rate products.
Our FX revenues increased by $19.5 million, or 21.9%, to $108.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by strong growth in FX options and emerging market currencies.
Our Credit revenues increased by $5.9 million, or 8.5%, to $75.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by higher U.S. and emerging market credit volumes.
Our Equities revenues increased by $22.5 million, or 43.8%, to $73.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by all major Equities products, with particular strength across EMEA and Americas due to higher volatility and market share gains.
Fees from Related Parties
Fees from related parties increased by $0.6 million, or 12.9%, to $5.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily driven by an increase in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $4.7 million, or 15.1%, to $35.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, revenues grew by 20.2% year-over-year.

Interest and Dividend Income
Interest and dividend income decreased by $1.9 million, or 10.9%, to $15.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This was primarily driven by a decrease in dividend income partially offset by an increase in interest income on government bonds and money market funds versus the year ago period, which was primarily driven by changing interest rates and larger balances.
Other Revenues
Other revenues increased by $3.5 million, or 75.3% to $8.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily driven by the acquisition of OTC Global, partially offset by a decrease in consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $144.5 million, or 53.1%, to $416.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The primary drivers of the increase were the acquisition of OTC Global and higher revenues.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $17.7 million, or 26.8%, to $83.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. There was a $5.9 million increase in the issuance of common stock and grants of exchangeability due to the timing of the issuances. The remaining $11.8 million is primarily due to an increase in accelerations of RSUs and restricted stock awards.
Occupancy and Equipment
Occupancy and equipment expense increased by $5.5 million, or 13.5%, to $46.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. This increase was primarily driven by the acquisition of OTC Global and an increase in software licenses and maintenance costs, partially offset by cost savings for consolidating BGC’s London office space in the third quarter of 2024.
Fees to Related Parties
Fees to related parties increased by $2.4 million, or 30.0%, to $10.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $3.0 million, or 23.4%, to $15.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by the acquisition of OTC Global and an increase in consulting and other professional services and fees.
Communications
Communications expense increased by $4.5 million, or 14.9%, to $34.7 million for the three months ended June 30, 2025 as compared to three months ended June 30, 2024, which was primarily driven by the acquisition of OTC Global and an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $11.1 million, or 62.6%, to $28.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by the acquisition of OTC Global and an increase in business related travel and client entertainment.

Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $0.7 million, or 4.2%, to $16.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by timing and composition of trades in the three months ended June 30, 2025.
Interest Expense
Interest expense increased by $12.3 million, or 56.8%, to $33.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by the issuance of the BGC Group 6.150% Senior Notes in April 2025 and the BGC Group 6.600% Senior Notes issued in June 2024. The higher interest expense was partially offset by a reduction of interest expense due to the repayments in full of the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024.
Other Expenses
Other expenses increased by $11.3 million, or 84.9%, to $24.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily due to the acquisition of OTC Global and an increase in revaluation expenses and additional amortization expenses related to new acquisitions, partially offset by a decrease in reserves related to potential losses associated with Russia’s Invasion of Ukraine.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $0.4 million, or 13.3%, to $2.4 million for the three months ended June 30, 2025 as compared to a gain of $2.7 million for the three months ended June 30, 2024.
Other Income (Loss)
Other income (loss) decreased by $1.2 million, or 68.0%, to $0.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, which was primarily driven by a decrease in litigation resolutions partially offset by an increase in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $1.1 million, or 6.0%, to $19.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily driven by a change in the level, geographical, and business mix of earnings, which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $0.7 million, or 103.7%, to a loss of $1.3 million for the three months ended June 30, 2025 as compared to a loss of $0.7 million for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Revenues
Brokerage Revenues
Total brokerage revenues increased by $309.1 million, or 30.3%, to $1,330.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Commissions revenues increased by $284.0 million, or 35.0%, to $1,094.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Principal transactions revenues increased by $25.2 million, or 11.9%, to $236.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Our ECS revenues increased by $175.4 million, or 74.2%, to $411.6 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, which was primarily driven by the acquisition of OTC Global and strong organic growth across our energy complex.
Our Rates revenues increased by $60.4 million, or 17.7%, to $401.5 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, reflecting higher volumes across all major interest rate products.
Our FX revenues increased by $45.5 million, or 26.3%, to $218.5 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, which was primarily driven by strong growth in FX options and emerging market currencies.
Our Credit revenues increased by $5.2 million, or 3.3%, to $162.2 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily driven by higher U.S. and emerging market credit volumes.
Our Equities revenues increased by $22.6 million, or 19.8%, to $136.9 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, which was primarily driven by all major Equities products, with particular strength across EMEA and Americas.
Fees from Related Parties
Fees from related parties increased by $0.6 million, or 6.6%, to $9.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, which was primarily driven by an increase in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $6.2 million, or 10.1%, to $68.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by the acquisition of OTC Global, strong revenue growth across Lucera, Fenics Market Data, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, revenues grew by more than 14.4% year-over-year.
Interest and Dividend Income
Interest and dividend income was flat for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Other Revenues
Other revenues increased by $2.9 million, or 28.5% to $13.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by the acquisition of OTC Global, partially offset by a decrease in consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $195.3 million, or 34.7%, to $758.1 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, which was primarily driven by the acquisition of OTC Global and higher revenues, as well as an increase in newly hired brokers.

Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $3.0 million, or 1.9%, to $159.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Issuance of common stock and exchangeability decreased by $1.3 million due to the timing of the issuances. The remaining decrease is primarily due to decreases in the number of accelerations, amortization on RSUs, restricted stock awards, and dividend equivalents.
Occupancy and Equipment
Occupancy and equipment expense increased by $7.3 million, or 8.9%, to $89.0 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by the acquisition of OTC Global and an increase in software licenses and partially offset by cost savings for consolidating BGC’s London office space.
Fees to Related Parties
Fees to related parties increased by $3.5 million, or 23.2%, to $18.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $4.4 million, or 16.3%, to $31.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by the acquisition of OTC Global and an increase in consulting and other professional services and fees.
Communications
Communications expense increased by $5.1 million, or 8.5%, to $65.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by the acquisition of OTC Global and increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $13.8 million, or 39.9%, to $48.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by the acquisition of OTC Global and an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $0.6 million, or 1.8%, to $34.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, which was primarily driven by timing and composition of trades in the six months ended June 30, 2025.
Interest Expense
Interest expense increased by $16.8 million, or 40.2%, to $58.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by the issuance of the BGC Group 6.150% Senior Notes in April 2025 and the BGC Group 6.600% Senior Notes in June 2024 partially offset by a reduction of interest expense due to the repayments in full of the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024.
Other Expenses
Other expenses increased by $7.5 million, or 26.9%, to $35.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, which was primarily due to the acquisition of OTC Global, an increase in revaluation expenses and additional amortization expense related to new acquisitions, partially offset by a decrease in reserves related to potential losses associated with Russia’s Invasion of Ukraine.

Other Income (Losses), net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.2 million, or 4.5%, to a gain of $4.7 million, for the six months ended June 30, 2025 as compared to a gain of $4.5 million for the six months ended June 30, 2024.
Other Income (Loss)
Other income (loss) decreased by $40.1 million to a gain of $0.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily driven by a $36.6 million unrealized gain for the six months ended June 30, 2024 related to fair value adjustments on investments carried under the measurement alternative, and an increase in other recoveries.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $5.6 million, or 13.9%, to $45.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This increase was primarily driven by a change in the geographical and business mix of earnings which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by 2.2 million, or 272.9%, to a loss of $3.1 million for the six months ended June 30, 2025 as compared to a loss of $0.8 million for the six months ended June 30, 2024.

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

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Revenues:
Commissions	$599,496	$494,711	$431,469	$407,095	$395,081	$415,172	$388,211	$350,305
Principal transactions	120,403	116,078	84,590	93,551	98,439	112,849	73,563	84,725
Fees from related parties	5,241	4,422	6,558	5,106	4,643	4,421	4,226	3,723
Data, network and post-trade	35,462	32,500	32,587	32,661	30,812	30,903	29,551	27,797
Interest and dividend income	15,268	11,629	12,370	16,944	17,145	9,764	16,586	10,150
Other revenues	8,134	4,900	4,758	5,754	4,641	5,505	4,623	5,994
Total revenues	784,004	664,240	572,332	561,111	550,761	578,614	516,760	482,694
Expenses:
Compensation and employee benefits	416,463	341,648	289,608	271,307	271,990	290,842	248,915	233,087
Equity-based compensation and allocations of net income to limited partnership units and FPUs	83,926	75,323	121,165	85,690	66,207	96,081	78,093	69,268
Total compensation and employee benefits	500,389	416,971	410,773	356,997	338,197	386,923	327,008	302,355
Occupancy and equipment	46,478	42,569	42,278	45,195	40,959	40,806	41,062	40,028
Fees to related parties	10,409	8,350	9,054	8,251	8,009	7,215	9,172	7,046
Professional and consulting fees	15,796	15,669	17,701	20,184	12,805	14,259	16,144	13,734
Communications	34,659	30,629	30,028	30,416	30,172	30,008	29,169	29,222
Selling and promotion	28,810	19,441	18,605	17,376	17,714	16,771	17,009	14,939
Commissions and floor brokerage	16,690	17,492	18,453	17,539	17,414	17,392	15,342	14,755
Interest expense	33,801	24,654	24,263	25,125	21,551	20,136	20,795	20,780
Other expenses	24,654	10,747	14,847	26,955	13,334	14,558	26,519	22,030
Total expenses	711,686	586,522	586,002	548,038	500,155	548,068	502,220	464,889
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	—	38,769	—	—	—	—	—
Gains (losses) on equity method investments	2,379	2,358	1,536	2,360	2,744	1,790	2,584	2,094
Other income (loss)	581	(98)	537	4,276	1,814	38,762	14,765	3,967
Total other income (losses), net	2,960	2,260	40,842	6,636	4,558	40,552	17,349	6,061
Income (loss) from operations before income taxes	75,278	79,978	27,172	19,709	55,164	71,098	31,889	23,866
Provision (benefit) for income taxes	19,063	26,549	3,873	5,996	17,989	22,057	10,626	5,314
Consolidated net income (loss)	$56,215	$53,429	$23,299	$13,713	$37,175	$49,041	$21,263	$18,552
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,330)	(1,735)	(1,904)	(1,034)	(653)	(169)	1,318	1,506
Net income (loss) available to common stockholders	$57,545	$55,164	$25,203	$14,747	$37,828	$49,210	$19,945	$17,046

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Brokerage revenue by product:
ECS	$261,640	$149,937	$134,104	$112,921	$117,743	$118,464	$104,739	$93,120
Rates	200,579	200,945	169,591	174,313	166,044	175,085	155,802	145,703
FX	108,452	110,035	93,648	92,076	88,946	84,023	77,226	79,795
Credit	75,282	86,936	62,404	68,000	69,381	87,592	65,642	63,747
Equities	73,946	62,936	56,313	53,336	51,406	62,857	58,365	52,665
Total brokerage revenues	$719,899	$610,789	$516,060	$500,646	$493,520	$528,021	$461,774	$435,030
Brokerage revenue by product (percentage):
ECS	36.3%	24.5%	26.0%	22.6%	23.9%	22.4%	22.7%	21.4%
Rates	27.9	33.0	32.9	34.7	33.6	33.2	33.8	33.5
FX	15.1	18.0	18.1	18.4	18.0	15.9	16.7	18.3
Credit	10.5	14.2	12.1	13.6	14.1	16.6	14.2	14.7
Equities	10.3	10.3	10.9	10.7	10.4	11.9	12.6	12.1
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$592,534	$470,664	$406,545	$391,264	$387,101	$409,597	$360,536	$337,522
Fully Electronic[1]	127,365	140,125	109,515	109,382	106,419	118,424	101,238	97,508
Total brokerage revenues	$719,899	$610,789	$516,060	$500,646	$493,520	$528,021	$461,774	$435,030
Brokerage revenue by type (percentage):
Voice/Hybrid	82.3%	77.1%	78.8%	78.2%	78.4%	77.6%	78.1%	77.6%
Fully Electronic[1]	17.7	22.9	21.2	21.8	21.6	22.4	21.9	22.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets are needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2025 were $4.9 billion, an increase of 36.2% as compared to December 31, 2024. The increase in total assets was driven primarily by the acquisition of OTC Global, an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Cash and cash equivalents, Accrued commissions and other receivables, net, and Loans, forgivable loans and other receivables from employees and partners, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of June 30, 2025 of $827.8 million, and our Liquidity as of June 30, 2025 of $967.3 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $139.5 million as of June 30, 2025, compared to $186.2 million as of December 31, 2024.
As part of our cash management process, we may enter into Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both June 30, 2025 and December 31, 2024, there were no Reverse Repurchase Agreements outstanding. As of both June 30, 2025 and December 31, 2024 there were no securities loaned outstanding.

At December 31, 2019, we completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, we settled our 2017 audit with the Internal Revenue Service which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of June 30, 2025 was $4.8 million.
Additionally, in August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both June 30, 2025 and December 31, 2024, we did not have any investments in the program.
On April 4, 2025, Cantor borrowed $120.0 million from us under the BGC Credit Agreement. Cantor partially repaid us $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to us the outstanding principal of $77.0 million borrowed from us under the BGC Credit Agreement, plus accrued interest. These borrowings are not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% for the three months ended June 30, 2025. We recorded $1.5 million of interest income related to the BGC Credit Agreement for the three and six months ended June 30, 2025.
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
As discussed below, our Liquidity remained strong at $967.3 million as of June 30, 2025, which can be used for share repurchases, dividends, acquisitions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the six months ended June 30, 2025, we repurchased 18.6 million shares of BGC Class A common stock for aggregate consideration of $171.6 million, representing a weighted-average price per share of $9.24.

As of August 8, 2025, we have repurchased an additional 1.9 million shares of BGC Class A common stock during the third quarter for aggregate consideration of approximately $18.2 million, representing a weighted-average price per share of $9.77.
On July 30, 2025, our Board declared a $0.02 dividend for the second quarter of 2025. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On March 12, 2024, we repaid in full the $240.0 million of borrowings outstanding under the Revolving Credit Agreement, which had been borrowed in 2023. On April 1, 2024, we borrowed $275.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. On June 10, 2024, we repaid in full the $275.0 million of borrowings outstanding under the Revolving Credit Agreement. On October 1, 2024, we borrowed $200.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest on the $255.5 million aggregate outstanding principal amount of BGC Group 3.750% Senior Notes and $44.5 million aggregate outstanding principal amount of BGC Partners 3.750% Senior Notes. On March 12, 2025, we borrowed $25.0 million under the Revolving Credit Agreement for general corporate purposes, and on March 31, 2025, we borrowed $325.0 million under the Revolving Credit Agreement and used a portion of the proceeds from such borrowing to acquire OTC Global. On April 3, 2025, we repaid in full the $550.0 million of borrowings outstanding under the Revolving Credit Agreement. On May 13, 2025, we borrowed $140.0 million under the Revolving Credit Agreement, and on, June 13, 2025, we borrowed an additional $15.0 million, for general corporate purposes. On June 30, 2025, we repaid $70.0 million of borrowings outstanding under the Revolving Credit Agreement.
On April 26, 2024, we amended and restated the Revolving Credit Agreement, to, among other things, extend the maturity date to April 26, 2027, and provide us with the right to increase the facility up to $475.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement were substantially unchanged.
On December 6, 2024, we amended and restated the Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement, as amended, are unchanged.
As of June 30, 2025 and December 31, 2024, there were $85.0 million and $200.0 million, respectively, of borrowings outstanding under the Revolving Credit Agreement. During the three and six months ended June 30, 2025, we recorded interest expense related to the Revolving Credit Agreement of $2.3 million and $6.3 million, respectively. During the three and six months ended June 30, 2024, we recorded interest expense related to the Revolving Credit Agreement of $4.2 million and $7.9 million, respectively.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Revolving Credit Agreement.
BGC Credit Agreement with Cantor
On March 8, 2024, we entered into a second amendment to the BGC Credit Agreement which amends the BGC Credit Agreement to provide that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 25 basis points less than the interest rate on the respective borrower’s short-term borrowings rate then in effect. On June 7, 2024, we entered into a third amendment to the BGC Credit Agreement. The third amendment provides that the parties and their respective subsidiaries may borrow up to the total available aggregate principal amount of $400.0 million pursuant to a new category of “FICC-GSD Margin Loans.” All other terms of the BGC Credit Agreement, including terms applicable to loans made thereunder that are not FICC-GSD Margin Loans, remain the same.

On March 12, 2024, we borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On April 1, 2024, we repaid in full the principal and interest related to the $275.0 million of borrowings outstanding under the BGC Credit Agreement. As of both June 30, 2025 and December 31, 2024, there were no borrowings by us outstanding under the BGC Credit Agreement. We did not record any interest expense related to the BGC Credit Agreement for the three and six months ended June 30, 2025. We did not record any interest expense related to the BGC Credit Agreement during the three months ended June 30, 2024. We recorded $1.1 million of interest expense related to the BGC Credit Agreement for the six months ended June 30, 2024.
On June 10, 2024, Cantor borrowed $180.0 million from us under the BGC Credit Agreement. On July 31, 2024, Cantor made a partial repayment of $18.0 million to us of the $180.0 million borrowed from us under the BGC Credit Agreement. On September 25, 2024, Cantor made an additional partial repayment of $12.0 million to us of the initial $180.0 million borrowed from us under the BGC Credit Agreement. On October 1, 2024, Cantor repaid in full the remaining $150.0 million of borrowings outstanding to us under the BGC Credit Agreement, plus accrued interest.
On April 4, 2025, Cantor borrowed $120.0 million from us under the BGC Credit Agreement. Cantor partially repaid us $15.0 million on April 14, 2025, and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to us the outstanding principal of $77.0 million borrowed from us under the BGC Credit Agreement, plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. As of June 30, 2025 and December 31, 2024, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 6.17% for the three and six months ended June 30, 2025. The average interest rate on borrowings under this facility was 7.18% for the three and six months ended June 30, 2024. We recorded interest income related to the BGC Credit Agreement of $1.5 million for the three and six months ended June 30, 2025. We recorded interest income related to the BGC Credit Agreement of $0.8 million for the three and six months ended June 30, 2024.
See “Balance Sheet” herein, and Note 13—“Related Party Transactions,” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our BGC Credit Agreement with Cantor.
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
On October 19, 2023, we filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the then-outstanding BGC Group Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of the replacement market-making resale registration statement described under “Market-Making Registration Statement” below.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our Exchange Offer.
3.750% Senior Notes due October 1, 2024
The BGC Group 3.750% Senior Notes and the BGC Partners 3.750% Senior Notes matured on October 1, 2024. On October 1, 2024, we repaid the $255.5 million aggregate principal amount outstanding plus accrued interest on the BGC Group 3.750% Senior Notes and the $44.5 million aggregate principal amount outstanding plus accrued interest on the BGC Partners 3.750% Senior Notes using cash on hand and borrowings under the Revolving Credit Agreement.
The outstanding aggregate principal amount of BGC Group 3.750% Senior Notes, which were general senior unsecured obligations of BGC Group, was $255.5 million as of June 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $2.6 million during the three months ended June 30, 2024. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $5.3 million for the six months ended June 30, 2024.

The outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes, which were general senior unsecured obligations of BGC Partners, was $44.5 million as of June 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.4 million for the three months ended June 30, 2024. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $0.9 million for the six months ended June 30, 2024.
4.375% Senior Notes due December 15, 2025
The outstanding aggregate principal amount of BGC Group 4.375% Senior Notes, which are general senior unsecured obligations of BGC Group, was $288.2 million as of both June 30, 2025 and December 31, 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for both the three months ended June 30, 2025 and 2024. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $6.7 million for both the six months ended June 30, 2025 and 2024.
The outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $11.8 million as of both June 30, 2025 and December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million for both the three months ended June 30, 2025 and 2024. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.3 million for both the six months ended June 30, 2025 and 2024.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of both June 30, 2025 and December 31, 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended June 30, 2025 and 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $14.3 million for both the six months ended June 30, 2025 and 2024.
On August 21, 2024, we repurchased $0.5 million of outstanding principal, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million as of both June 30, 2025 and December 31, 2024. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil and $0.1 million for the three months ended June 30, 2025 and 2024, respectively. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for both the six months ended June 30, 2025 and 2024.
6.600% Senior Notes due June 10, 2029
The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of both June 30, 2025 and December 31, 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $17.0 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.
6.150% Senior Notes due April 2, 2030
The outstanding aggregate principal amount of BGC Group 6.150% Senior Notes, which are general senior unsecured obligations of BGC Group, was $700.0 million as of June 30, 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $10.9 million for both the three and six months ended June 30, 2025.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our 3.750% Senior Notes, 4.375% Senior Notes, 8.000% Senior Notes, BGC Group 6.600% Senior Notes and BGC Group 6.150% Senior Notes.
Weighted-average Interest Rate
For the three months ended June 30, 2025 and 2024, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, BGC Credit Agreement, and collateralized borrowings, was 6.32% and 5.88%, respectively.

Short-term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.2 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.0 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.8 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is November 10, 2025. The agreement bears a fee of 1.32% per year. As of both June 30, 2025 and December 31, 2024, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for both the three months ended June 30, 2025 and 2024. The bank fees related to the agreement were $0.1 million for both the six months ended June 30, 2025 and 2024.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our short-term borrowings.
Market-Making Registration Statement
On November 8, 2024, we filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any of our other affiliates, has any obligation to make a market in our securities, and CF&Co, or any such other affiliate, may discontinue market-making activities at any time without notice.
DEBT REPURCHASE PROGRAM
See Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “CEO Program and Other Transactions with CF&Co” for information about our Board-authorized debt repurchase program.
LIQUIDITY ANALYSIS
We consider our Liquidity, a non-GAAP financial measure, to be comprised of the sum of Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements. We consider liquidity to be an important metric for determining the amount of cash that is available or that could be readily available to us on short notice. The discussion below describes the key components of our Liquidity analysis. We believe our cash, cash flows, and financing arrangements are sufficient to support our cash requirements for the next twelve months and beyond.
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

Discussion of the six months ended June 30, 2025
The table below presents our Liquidity Analysis as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
(in thousands)
Cash and cash equivalents	$827,844	$711,584
Financial instruments owned, at fair value	139,470	186,197
Total	$967,314	$897,781
The $69.5 million increase in our Liquidity position from $897.8 million as of December 31, 2024 to $967.3 million as of June 30, 2025 was primarily related to the issuance of an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes, partially offset by a $115.0 million net decrease in borrowings under the Revolving Credit Agreement and $262.8 million of cash payments for the acquisition of OTC Global, net of cash acquired. The remaining movement in Cash and cash equivalents balance is primarily due to earnings, offset by share repurchases of $171.6 million, capitalized expenditures of $29.9 million, dividends to stock-holders of $19.6 million, tax payments, and ordinary movements in working capital. Financial instruments owned at fair value decreased from $186.2 million as of December 31, 2024 to $139.5 million as of June 30, 2025 due to the sale of treasury bills during the six months ended June 30, 2025.
Discussion of the six months ended June 30, 2024
The table below presents our Liquidity Analysis as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in thousands)
Cash and cash equivalents	$571,659	$655,641
Financial instruments owned, at fair value	193,988	45,792
Repurchase agreements	(6,581)	—
Total	$759,066	$701,433
The $57.6 million increase in our Liquidity position from $701.4 million as of December 31, 2023 to $759.1 million as of June 30, 2024 was primarily related to a $148.1 million increase in Financial instruments owned, at fair value due to our purchase of treasury bills that mature on December 12, 2024 and had a carrying value of $146.5 million as of June 30, 2024. Furthermore, Cash and cash equivalents decreased by $83.9 million. We received $171.7 million of contributions from the FMX Equity Partners, which we used to purchase $146.1 million of treasury bills. The remaining movement in the Cash and cash equivalents balance is primarily due to the issuance of an aggregate of $500.0 million principal amount of BGC Group 6.600% Senior Notes, which were partially offset by our repayment of $240.0 million of borrowings on the Revolving Credit Agreement and Cantor borrowing $180.0 million from us under the BGC Credit Agreement, share repurchases of $147.9 million, ordinary movements in working capital, capitalized expenditures, tax payments, dividends, and other continued investments in Fenics Growth Platforms and cash flows used in operations.

CREDIT RATINGS
As of June 30, 2025, our public long-term credit ratings and associated outlooks were as follows:

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
During the three months ended June 30, 2025 and 2024, we were charged $1.3 million and $0.9 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2025 and 2024, we were charged $2.2 million and $1.9 million, respectively, by Cantor for the cash or other collateral posted by Cantor on our behalf. Cantor held cash or other property from us as collateral as of June 30, 2025 and December 31, 2024 at a fair value of $75.2 million and $124.6 million, respectively.
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
As of June 30, 2025, $826.3 million of net assets were held by regulated subsidiaries. As of June 30, 2025, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $487.4 million.
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information related to our regulatory environment.

EQUITY
As of June 30, 2025, we had 366.2 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions are provided in Note 7—“Stock Transactions and Unit Redemptions” to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended June 30, 2025 were as follows (in thousands):

Three Months Ended June 30, 2025
Common stock outstanding[1]	480,138
RSUs and restricted stock (Treasury stock method)[2]	15,500
Other	4,498
Total	500,136
______________________________
1Common stock consisted of shares of BGC Class A common stock, shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended June 30, 2025, the weighted-average number of shares of BGC Class A common stock was 370.6 million, the weighted-average number of shares of BGC Class B common stock was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was 0.1 million.
2For the three months ended June 30, 2025, 15.5 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2025 included 15.4 million of participating RSUs and 0.1 million of participating restricted shares of BGC Class A common stock. Also as of June 30, 2025, 54.2 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2025.
Registration Statements
Our March 2021 Form S-3 Registration Statement was originally filed on March 8, 2021, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis pursuant to a CEO Program. As of June 30, 2025, we had not issued shares of BGC Class A common stock under the March 2021 Form S-3. We also entered into the July 2023 Sales Agreement, under which we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares pursuant to the CEO Program. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The March 2021 Form S-3 Registration Statement and the July 2023 Sales Agreement related to the CEO Program both expired on August 2, 2025.
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2025, we had issued an aggregate of 4.0 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of June 30, 2025, we had issued 0.9 million shares of BGC Class A common stock under the DRIP.
Our effective Registration Statement on Form S-8 was originally filed on July 3, 2023 with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of June 30, 2025, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 423.1 million shares of BGC Class A common stock.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS
Since 2016, we have completed acquisitions whose purchase price included an aggregate of approximately 4.9 million shares of the BGC Class A common stock (with an acquisition date fair value of approximately $22.5 million), 0.1 million LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $46.4 million in cash that may be issued contingent on certain targets being met through 2029.
As of June 30, 2025, we have issued 2.3 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $55.4 million in cash related to such contingent payments.
As of June 30, 2025, there are 0.1 million shares of BGC Class A common stock, including contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 2.0 million shares of BGC Class A common stock which will be issued if related targets are met and $7.4 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.
LEGAL PROCEEDINGS
On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners of the defendants on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Act on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5.0 million. On April 28, 2023, the defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint. On July 14, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiffs then filed a second amended complaint in March 2024. On December 2, 2024, the Court granted the defendants’ motion to dismiss the second amended complaint in its entirety. On December 16, 2024, the plaintiffs filed a notice of appeal to the Third Circuit Court of Appeals. The parties have completed briefing the appeal. We believe the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.
Other legal proceedings
On February 16, 2024, an alleged Company stockholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, L.P. and Mr. Howard W. Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A stockholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. The defendants moved to dismiss the complaint on April 22, 2024. The motion was argued at a hearing on January 9, 2025. On April 10, 2025, the court issued its decision dismissing the complaint in full on the grounds that the plaintiff’s claim is derivative in nature and the plaintiff failed to make a demand on the Board or plead that such a demand was futile. Plaintiff did not appeal the Court’s ruling and the judgment dismissing the matter is now final.
CERTAIN RELATED PARTY TRANSACTIONS
On July 30, 2025, we accelerated the vesting of 37,092 of Mr. Hauf’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A common stock, delivered less 12,849 shares withheld by us for taxes at $9.72 per share, in the amount of 24,243 net shares. Additionally, on July 30, 2025, we accelerated the vesting of Mr. Hauf’s RSU Tax Account awards in the amount of $125,000. The acceleration of the vesting of the RSUs, the withholding of shares for taxes and the acceleration of vesting of Mr. Hauf’s RSU Tax Account awards were approved by the Compensation Committee.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of our “Critical Accounting Policies and Estimates” is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024. There were no significant changes made to our critical accounting policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Note 3—“Summary of Significant Accounting Policies” for updates to our critical accounting policies due to the acquisition of OTC Global.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. We have repurchased 20.4 million shares during the six months ended June 30, 2025. For additional information regarding our repurchase of 16.1 million shares of Mr. Howard W. Lutnick’s BGC Class A common stock and other proposed transactions in connection with his agreement to divest his interests in the Company to comply with U.S. government ethics rules, see “—Our Organizational Structure” below.
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
BGC Class A Common Stock
Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2025, there were 436.4 million shares of BGC Class A common stock issued and 366.2 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.
BGC Class B Common Stock
Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of June 30, 2025, Cantor and CFGM held an aggregate of 96.3 million shares of BGC Class B common stock, representing 88.0% of the outstanding shares of BGC Class B common stock and approximately 65.9% of our total voting power. As of June 30, 2025, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick owned 13.1 million shares of our outstanding Class B common stock, representing 12.0% of the outstanding shares of BGC Class B common stock and approximately 8.9% of our total voting power. Together, Cantor, CFGM, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick owned 109.5 million of the outstanding shares of BGC Class B common stock, representing 100% of the outstanding shares of BGC Class B common stock and approximately 74.8% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor, CFGM, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick converted all of their BGC Class B common stock into BGC Class A common stock on June 30, 2025, Cantor would have held 19.6% of the voting power of our outstanding capital stock, CFGM would have held 0.6% of the voting power, Mr. Howard W. Lutnick and individuals related to Mr. Howard W. Lutnick would have held 3.1% of the voting power, and the public stockholders would have held 76.7% of the voting power of our outstanding capital stock (and Cantor and CFGM’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged).
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
As of August 8, 2025, we have issued approximately $17.3 million of BGC Group Class A common stock in connection with acquisitions since the Corporate Conversion.

Sale of Class A Common Stock to the Company
On May 16, 2025, Mr. Howard W. Lutnick, the U.S. Secretary of Commerce and our former Chief Executive Officer and former Chairman of the Board, agreed to sell to BGC 16,452,850 shares of Class A common stock beneficially owned by him, including (i) 5,616,612 shares held directly by Mr. Howard W. Lutnick, (ii) 10,489,582 shares held in his personal asset trust, (iii) 8,908 shares held by the Mr. Howard W. Lutnick Family Trust, and (iv) 337,748 shares originating from retirement accounts, including certain shares held by Mr. Howard W. Lutnick’s spouse. The closing of the sale of the 16,115,102 shares held by him and the trusts occurred on May 19, 2025, and the closing of the sale of 337,748 shares held in retirement accounts will occur immediately after the closings of the sale of CFGM voting shares described below. The price per share for the sales was $9.2082, which is equal to the 3-day VWAP of the Class A common stock on the Nasdaq Global Select Market on May 14, May 15 and May 16, 2025. The aggregate purchase price of the shares held in retirement accounts will be reduced by the after-tax portion of any dividends on such shares of Class A common stock paid to Mr. Howard W. Lutnick and his spouse, in each case, between May 16, 2025 and the closing of the sale of the shares held in retirement accounts, as well as the after-tax portion of any declared but unpaid dividends on such shares of Class A common stock with a record date prior to the closing of the sale of the shares held in retirement accounts that are payable.
These purchases are pursuant to our existing Stock Repurchase Authorization, and the purchase of such shares from Mr. Howard W. Lutnick pursuant to such existing authorization was expressly approved by the Audit Committee. These transactions are pursuant to Mr. Howard W. Lutnick’s agreement to divest his interests in the Company to comply with U.S. government ethics rules in connection with his appointment as the U.S. Secretary of Commerce.
Sale of Class B Common Stock to Cantor
On May 16, 2025, Mr. Howard W. Lutnick entered into an agreement to sell to Cantor 8,973,721 shares of Class B common stock, of the Company held directly by him, which represents all of the Class B shares of the Company held by him and approximately 6% of the total voting power of the outstanding common stock of the Company as of June 30, 2025. Such sale shall be effective immediately after the closing of the sale of the CFGM voting shares described in the following paragraph. The price per share for the sale is $9.2082, which is equal to the 3-day VWAP of the Class A common stock on the Nasdaq Global Select Market on May 14, May 15 and May 16, 2025, and is expected to be paid using cash on hand at Cantor. The aggregate purchase price will be reduced by the after-tax portion of any dividends on such shares of Class B common stock paid to Mr. Howard W. Lutnick between the date of the purchase and sale agreement and the closing of the sale of the shares of Class B common stock under the agreement, as well as any declared but unpaid dividends on such shares of Class B common stock with a record date prior to the closing that are payable to Mr. Howard W. Lutnick.
Sale of CFGM Voting Shares to Trusts Controlled by Brandon G. Lutnick
On May 16, 2025, Mr. Howard W. Lutnick, in his capacity as trustee of a trust, entered into agreements to sell to trusts controlled by Brandon G. Lutnick all of the voting shares of CFGM, which is the managing general partner of Cantor. CFGM, through its and Cantor’s ownership of shares of the Company’s common stock, controls approximately 66% of the total voting power of the outstanding common stock of the Company as of June 30, 2025. Following the closing of the transactions contemplated by such agreements, Brandon G. Lutnick will be deemed to have voting or dispositive power over the common stock of the Company held by CFGM and Cantor, and Mr. Howard W. Lutnick will no longer have voting or dispositive power over such securities. The closings of the transactions contemplated by such agreements are subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals.
Sale of Other Interests to Trusts Controlled by Brandon G. Lutnick
On May 16, 2025, Mr. Howard W. Lutnick, in his capacity as trustee of a trust, entered into an agreement to sell to trusts controlled by Brandon G. Lutnick certain interests, including those in Tangible Benefits, LLC and KBCR Management Partners, LLC, entities which collectively hold 0.6 million shares of BGC Class A common stock and 3.9 million shares of BGC Class B common stock. The closing of the transactions under such agreements will occur concurrently with the closings of the sale of CFGM voting shares described above.

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

Structure of BGC Group, Inc. as of June 30, 2025
The following diagram illustrates our organizational structure as of June 30, 2025. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) 3.8 million assumed RSUs; (b) 26.4 million RSUs converted from former partners’ units in BGC Holdings; (c) 42.2 million RSUs issued in relation to employee compensation; (d) 3.4 million contingent shares to be issued to terminated employees per their respective separation agreements; and (e) 0.1 million contingent shares issued in exchange for acquisition units.

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
4 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. owns 19.6% of the economics and 63.9% of the voting power in BGC Group. CFGM owns 0.6% of the economics and 2.0% of the voting power in BGC Group.
The diagram reflects the following activity of BGC Class A common stock from December 31, 2024 through June 30, 2025 as: (a) the restrictions released on 6.7 million shares of BGC Class A common stock; (b) 20.4 million shares of BGC Class A common stock repurchased by us; (c) 7.1 million shares of BGC Class A common stock issued for vested RSUs; (d) 0.6 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; (e) 0.6 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings; (f) 0.6 million shares of BGC Class A restricted common stock forfeited by former partners and employees; and (g) 4.4 million shares of BGC Class A common stock issued for compensation. 0.6 million shares of Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2024 and June 30, 2025; 16.0 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2024 and June 30, 2025; 9.1 million of such shares remain available for issuance by us under the DRIP Registration Statement.

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
The number of matched principal trades BGC executes has continued to grow as compared to prior years. Receivables from broker-dealers, clearing organizations, customers and affiliated broker-dealers and Payables to broker-dealers, clearing organizations, customers and related broker-dealers on our unaudited Condensed Consolidated Statements of Financial Condition primarily represent the simultaneous purchase and sale of the securities associated with those matched principal transactions that have not settled as of their stated settlement dates. BGC’s experience has been that substantially all of these transactions ultimately settle at the contracted amounts, however, the ability to settle has the potential to be impacted by unforeseen circumstances.
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

We also had Financial instruments owned, at fair value, of $139.5 million as of June 30, 2025. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
Foreign Currency Risk
We are exposed to risks associated with changes in FX rates. Changes in FX rates create volatility in the U.S. dollar equivalent of our revenues and expenses. In addition, changes in the remeasurement of our foreign currency denominated financial assets and liabilities are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.
The majority of our foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of June 30, 2025, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $6.6 million.

Interest Rate Risk
BGC had $1,849.5 million in fixed-rate debt outstanding as of June 30, 2025. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of June 30, 2025, BGC had $85.0 million of borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of June 30, 2025, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% shift in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings for the three and six months ended June 30, 2025 would have declined by $0.2 million and $0.7 million, respectively, if interest rates increased by an additional 1%.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Group is recorded, processed, accumulated, summarized and communicated to its management, including its Co-Chief Executive Officers and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Co-Chief Executive Officers and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Group’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that BGC Group’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
As previously disclosed, BGC Group closed its acquisition of OTC Global on April 1, 2025. BGC Group is currently integrating OTC Global into its operations and internal control processes. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Management has excluded the acquired operations of OTC Global from its assessment of the effectiveness of BGC Group’s internal control over financial reporting as of June 30, 2025. OTC Global constituted 3.9% of total assets, 6.0% of net assets, and 15.1% of total revenues as reflected in our unaudited Condensed Consolidated Financial Statements as of and for the three months ended June 30, 2025.
Other than the exclusion of OTC Global as described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in Note 19—“Commitments, Contingencies and Guarantees” to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and under the heading “Legal Proceedings” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are incorporated by reference herein.
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
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million. As of June 30, 2025 we had approximately $178.4 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended June 30, 2025 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased[1]	Weighted-Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
April 1, 2025—April 30, 2025	1,097	$9.22	—
May 1, 2025—May 31, 2025³	16,115	9.21	16,115
June 1, 2025—June 30, 2025	12	9.75	12
Total Repurchases	17,224	$9.21	16,127	$178,389
1    Includes an aggregate of 1.1 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $10.1 million at a weighted-average price of $9.22 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
2    Represents amount available under a repurchase program authorized by the Board and Audit Committee on October 30, 2024 up to an amount of $400.0 million for which there is no expiration date.
3On May 16, 2025, Mr. Howard W. Lutnick agreed to sell 16.1 million shares of BGC Class A common stock to BGC at a price of $9.2082 per share pursuant to our Share Repurchase Authorization. Such repurchase closed on May 19, 2025 and was approved by the Audit Committee. See “—Our Organizational Structure” above or Note 13—“Related Party Transactions—Transactions with Other Related Parties” to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended June 30, 2025, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

4.3	Form of BGC Group, Inc. 6.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2025).

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

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 to be signed on its behalf by the undersigned.

BGC Group, Inc.

By:	/S/ SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer

By:	/S/ JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer

Date: August 11, 2025

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2025 dated August 11, 2025.]