Form 10-K
period 2025-12-31
BGC Group, Inc.
filed 2026-03-02
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
_______________________________________________
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2025 as reported on Nasdaq, was approximately $3,770,519,808.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
On February 27, 2026, the registrant had 364,809,084 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.
_______________________________________________
DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the definitive proxy statement for its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference in Part III of this Annual Report on Form 10‑K. We anticipate that we will file the Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement with the SEC on or before April 30, 2026.

BGC Group, Inc.
2025 FORM 10‑K ANNUAL REPORT

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

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
2019 Form S-4 Registration Statement	On September 13, 2019, BGC filed a registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares of BGC Class A common stock in connection with business combination transactions, including acquisition of other businesses, assets, properties or securities

ACER	Agency for the Cooperation of Energy Regulators

ADV	Average daily volume

AI	Artificial Intelligence; technology that uses data‑driven models to perform tasks requiring human‑like analysis, output generation, or decision‑making

AMCOM
American Commodities Brokerage Company, which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks, of which BGC Group acquired certain employees and net assets on December 31, 2025

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

BGC Derivative Markets	BGC Derivative Markets L.P.

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

TERM	DEFINITION
BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes which matured on December 15, 2025 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.150% Senior Notes	$700.0 million principal amount of 6.150% senior notes maturing on April 2, 2030 and issued on April 2, 2025

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan	BGC Partners Equity Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.150% Senior Notes, BGC Group 6.600% Senior Notes, and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC Partners 3.750% Senior Notes	$300.0 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on September 27, 2019. Following the Exchange Offer on October 6, 2023, $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes remained outstanding

BGC Partners 4.375% Senior Notes
$300.0 million principal amount of 4.375% senior notes which matured on December 15, 2025 and were issued on July 10, 2020. Following the Exchange Offer on October 6, 2023, $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes remained outstanding

BGC Partners 5.375% Senior Notes	$450.0 million principal amount of 5.375% senior notes which matured on July 24, 2023 and were issued on July 24, 2018

BGC Partners 8.000% Senior Notes	$350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023. Following the Exchange Offer on October 6, 2023, $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remained outstanding

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

TERM	DEFINITION
BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes, BGC Partners 5.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

Brexit	Exit of the U.K. from the EU

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

Capitalab	Capitalab Limited, which was part of the Company’s post-trade business. On December 3, 2024, the Company announced the sale of Capitalab Limited to Capitolis

CCRE	Cantor Commercial Real Estate Company, L.P.

CECL	Current Expected Credit Losses

CEO Program	Controlled equity offering program

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Clawback Policy	Compensation recovery policy

Clearing Capital Agreement	Agreement dated November 5, 2008, between BGC Partners and Cantor regarding clearing capital, as amended from time to time and assumed by BGC Group on June 7, 2024. On June 7, 2024, the agreement was amended to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

Clearing Services Agreement	Agreement dated May 9, 2006, between CF&Co and BGCF pursuant to which certain clearing services are provided to BGC and its subsidiaries from Cantor and its subsidiaries, in exchange for payment by BGC and its subsidiaries of third-party clearing costs and allocated costs. On June 7, 2024, the agreement was amended to modify the rate charged by CF&Co for posting margin in respect of trades cleared on behalf of BGCF to a rate equal to CF&Co’s cost of funding such margin through a draw on a third party credit facility provided to CF&Co for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

CME	CME Group Inc., a leading derivatives marketplace, made up of four exchanges: CME, CBOT, NYMEX and COMEX

Company	Refers to (i) from after the effective time of the Corporate Conversion, BGC Group and its consolidated subsidiaries, including BGC Partners; and (ii) prior to the effective time of the Corporate Conversion, BGC Partners and its consolidated subsidiaries

TERM	DEFINITION

Company Debt Securities	The BGC Group Notes, the BGC Partners Notes and any future debt securities issued by the Company or its subsidiaries

Company Equity Securities	BGC Group stock or other equity securities

Compensation Committee	Compensation Committee of the Board

ContiCap	ContiCap SA, a wholly owned subsidiary of the Company, acquired on November 1, 2023

Contribution Ratio	Equal to a BGC Holdings limited partnership interest multiplied by one, divided by 2.2 (or 0.4545)

Controlling Investment Trustee
Any individual serving as investment trustee of the Purchaser Trusts (currently Mr. Brandon G. Lutnick) whose decision with respect to investment decisions, under the terms of such trusts, controls in the event of a disagreement among the investment trustees of such trusts

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

Corporate Conversion Mergers	The Holdings Reorganization Merger, the Corporate Merger, and the Holdings Merger, collectively

Corporate Merger	The merger of Merger Sub 1 with and into BGC Partners on July 1, 2023

Corporate Responsibility	Corporate Responsibility, Governance, Environmental, Sustainability-related or similar items

Corporate Responsibility Committee	The Corporate Responsibility Committee of the Board

COVID-19	Coronavirus Disease 2019

Credit Facility	A $150.0 million credit facility between BGC Group and an affiliate of Cantor entered into on April 21, 2017, which was terminated on March 19, 2018

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Deed	Mr. Sean Windeatt’s Deed of Adherence, as amended, with the U.K. Partnership regarding the terms of employment

DGCL	Delaware General Corporation Law

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

DRIP Registration Statement	Registration statement on Form S-3 with respect to the offer and sale of up to 10.0 million shares of BGC Class A common stock under the DRIP

DTCC	Depository Trust & Clearing Corporation

ECB	European Central Bank

ECS	Energy, Commodities, and Shipping

TERM	DEFINITION

EMEA	Europe, Middle East, and Africa

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	A letter agreement by and between BGC Partners, Cantor and CFGM, dated June 5, 2015, that, prior to the Corporate Conversion, granted Cantor and CFGM the right to exchange shares of BGC Class A common stock into shares of BGC Class B common stock on a one-to-one basis up to the limits described therein, which agreement was terminated in connection with the Corporate Conversion

Exchange Offer	Consent solicitations and offers to exchange the BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners for the BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group, in each case with substantially similar terms to the corresponding series of BGC Partners Notes, completed on October 6, 2023

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest for which an exchange right has been granted can be exchanged for shares of Newmark Class A or Class B common stock

Family Branch
Each of Mr. Brandon Lutnick, Mr. Kyle S. Lutnick, Ms. Casey J. Lutnick and Mr. Ryan G. Lutnick, in each case, with their respective collective descendants, for the purpose of the Lutnick Family Voting Agreement

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of FMX UST, Lucera, FMX FX and other newer standalone platforms, including FMX Futures Exchange

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%
Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FICC	Fixed Income Clearing Corporation

FICC-GSD Margin Loans	Loans made by a party under the BGC Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades

FINRA	Financial Industry Regulatory Authority

TERM	DEFINITION
FIX	Financial Information Exchange

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

Founding Partners
Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Mr. Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Howard Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Founding/Working Partners	Holders of FPUs

FPUs	Founding/Working Partners units, in BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, generally redeemed upon termination of employment

Freedom	Freedom International Brokerage Company, a 45% voting interest ownership equity method investment of the Company

FTP	File Transfer Protocol

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	A wholly owned subsidiary of the Company made up of the following entities: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse, L.P.

FX	Foreign exchange

G20	A forum for the world’s major economies to discuss economic, social, and development issues

GDPR	General Data Protection Regulation

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which were liability awards recorded in “Accrued compensation” in the Company’s Consolidated Statements of Financial Condition

Holdings Merger	The merger of Merger Sub 2 with and into Holdings Merger Sub

Holdings Merger Sub	BGC Holdings Merger Sub, LLC, a Delaware limited liability company, wholly owned subsidiary of the Company, and successor to BGC Holdings

TERM	DEFINITION

Holdings Reorganization Merger	The reorganization of BGC Holdings from a Delaware limited partnership into a Delaware limited liability company through a merger with and into Holdings Merger Sub

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Incentive-Based Compensation	Compensation received by the Company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information

Insurance brokerage business	The insurance brokerage business of BGC, including Corant, Ed Broking Group Limited, Besso Insurance Group Limited, Piiq Risk Partners, Junge, Cooper Gay, Global Underwriting and Epsilon, which business was sold to The Ardonagh Group on November 1, 2021

Investment Company Act	Investment Company Act of 1940, as amended

IR Act	Inflation Reduction Act of 2022

July 2023 Sales Agreement
Amended and restated CEO Program sales agreement, by and between BGC Group and CF&Co, dated July 3, 2023, pursuant to which the Company could offer and sell up to an aggregate of $300.0 million of shares of BGC Class A common stock. This agreement expired on August 2, 2025

kACE	kACE Financial, a provider of real-time pricing and advanced analytics platforms for complex FX derivatives sold by the Company on December 31, 2025

LCH	London Clearing House

LGD	Loss Given Default

LIBOR	London Interbank Offering Rate

Liquidity	A non-GAAP financial measure, comprised of the sum of Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements

LPUs	Certain limited partnership units of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

Lutnick Family Voting Agreement
The voting and transfer agreement relating to Lutnick Family Voting Agreement Securities entered into on May 16, 2025 by Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey Lutnick, and Mr. Ryan Lutnick, each in their capacity as trustees of certain trusts (including the Purchaser Trusts), and certain other entities

Lutnick Family Voting Agreement Securities	Securities of the Company held by the trusts and other entities that are parties to the Lutnick Family Voting Agreement

Macro Hive	Macro Hive Limited

TERM	DEFINITION
Majority of the Family Branches
With respect to any matter related to the Lutnick Family Voting Agreement, approval of such matter by both: (a) if there is a Controlling Investment Trustee, the Controlling Investment Trustee; and (b) if any Family Branch is entitled to vote in accordance with the Lutnick Family Voting Agreement, a majority vote of the Family Branches entitled to vote in accordance with the Lutnick Family Voting Agreement (with the Lutnick Family Voting Agreement specifying a different approval standards if there is no Controlling Investment Trustee and no Family Branch entitled to vote in accordance with the Lutnick Family Voting Agreement).

March 2021 Form S-3 Registration Statement	CEO Program shelf Registration Statement on Form S-3 filed on March 8, 2021 and declared effective by the SEC on August 3, 2022. This registration statement expired on August 2, 2025

MarketAxess	MarketAxess Holdings Inc.

Merger Sub 1	BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group

Merger Sub 2	BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Liquidity

N Units	Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

OBBBA	One Big Beautiful Bill Act

OCC	Options Clearing Corporation

Open Energy Group	Open Energy Group Inc., a wholly owned subsidiary of the Company, acquired on November 1, 2023

TERM	DEFINITION
OTC	Over-the-counter

OTC Global	OTC Global Holdings, LP

OTF	Organized Trading Facility, a regulated execution venue category introduced by MiFID II

PD	Probability of default

Period Cost Method	Treatment of taxes associated with the GILTI provision as a current period expense when incurred rather than recording deferred taxes for basis differences

Peer Group	BGC’s peer group for purposes of Item 201(e) of Regulation S-K, which consists of Compagnie Financière Tradition SA and TP ICAP plc

Poten & Partners	Poten & Partners Group, Inc., a wholly owned subsidiary of the Company, acquired on November 15, 2018

Predecessor	Refers to BGC Partners Inc. being the parent company prior to the Corporate Conversion.

Preferred Distribution	Allocation of net profits of BGC Holdings (prior to the Corporate Conversion) or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Return	The lesser of the two-year treasury bond rate or 2.75% annually, as calculated on the determination amount applicable to certain RSU Tax Account awards, which may be adjusted or otherwise determined by management from time to time

Preferred Units	Preferred partnership units of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Purchaser Trusts	Certain trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, which closed the purchase of all voting shares of CFGM on October 6, 2025

Real GDP	Real Gross Domestic Product is a macroeconomic measure of the value of economic output adjusted for price changes (i.e., inflation or deflation), which transforms the money-value measure, nominal GDP, into an index for quantity of total output

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

REMIT	Regulation on Wholesale Energy Markets Integrity and Transparency

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Reverse Repurchase Agreements	Agreements to resell securities, with such securities recorded at the contractual amount, including accrued interest, for which the securities will be resold, and accounted for as collateralized financing transactions

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

smartTrade	smartTrade Technologies SAS; a specialist in multi-asset electronic trading and SaaS solutions

SMCR	Senior Managers Certification Regime

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

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
In December 2010, as amended in 2013 and in 2017 and adopted by BGC Group in connection with the Corporate Conversion, the Audit Committee and the Compensation Committee approved Mr. Howard Lutnick’s right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of BGC Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards

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

SPECIAL NOTE ON FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the SEC, and future results or events could differ significantly from these forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Factors that could cause future results or events to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in this Form 10-K, in Part I, “Item 1A—Risk Factors,” in Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Cautionary Statements” and in Part II, “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.” Except to the extent required by applicable law or regulation, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
RISK FACTOR SUMMARY
The following is a summary of material risks that could affect our business, each of which may have a material adverse effect on our business, financial condition, results of operations and prospects. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth in “Item 1A—Risk Factors.”
•Our business, financial condition, results of operations and prospects have been and may continue to be materially affected both positively and negatively by conditions in the global economy and financial markets generally.
•Actions taken by central banks in major global economies, including with regards to interest rates, may have a material impact on our businesses.
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
•We may pursue opportunities including new business initiatives, strategic alliances and initiatives, acquisitions, mergers, investments, dispositions, joint ventures or other growth opportunities or transformational transactions (including hiring new brokers and salespeople), which could present unforeseen integration obstacles or costs and could fail to achieve anticipated benefits. We may also face competition in our acquisition strategy or new business plans, and such competition may limit such opportunities.
•The loss of one or more of our key executives, the development of future talent and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our businesses, and failure to continue to employ and have the benefit of these executives, may adversely affect our businesses and prospects.
•Leadership changes and the resulting transition following our former Chairman and Chief Executive Officer’s confirmation as the U.S. Secretary of Commerce could have an adverse effect on our business.

•We may not be able to protect our intellectual property rights or may be prevented from using intellectual property necessary for our business.
•Malicious cyber-attacks and other adverse events that affect our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
•If we fail to implement and maintain an effective internal control environment, our operations, reputation, and stock price could suffer, we may need to restate our financial statements, and we may be delayed or prevented from accessing the capital markets.
•We have excluded OTC Global from BGC management’s assessment of internal control over financial reporting. When OTC Global is included in our assessment, we may discover the need to implement additional effective internal controls, and the integration of OTC Global in our business could take longer than expected.
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
•We and our competitors may use AI in our business, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.
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
•We are controlled by Cantor and CFGM, which are controlled by Mr. Brandon G. Lutnick, whose interests may conflict with ours and who may exercise their control in a way that favors their interests to our detriment, and these relationships may subject us to particular scrutiny.
•Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock, as well as the application of the net proceeds of any such sales.
•Ongoing scrutiny and changing expectations from stockholders, clients, customers and policy makers with respect to the Company’s corporate responsibility practices may result in additional costs or risks.

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
Our Business
We are a leading global marketplace, data, and financial technology company across the ECS and financial markets. We specialize in the brokerage and trade execution of a broad range of ECS products, including listed derivatives and physical commodities in the oil and refined, and environmental and energy transition, markets, as well as ship chartering. Additionally, we provide brokerage services across fixed income securities such as government bonds and corporate bonds, as well as interest rate derivatives and credit derivatives, foreign exchange, equities and futures and options. Our business also provides network and connectivity solutions, market data and related information services, and post-trade services.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through our platforms, for transactions executed either OTC or through an exchange. Through our electronic brands, we offer multiple trade execution, market data and information services, market infrastructure and connectivity services, as well as post-trade services.
BGC and leading global investment banks and market making firms have partnered to create FMX, part of the BGC Group of companies, which includes a U.S. interest rate futures exchange, a cash U.S. Treasuries platform and spot foreign exchange platform.
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
As of December 31, 2025, we had 2,510 brokers, salespeople, managers, and other front-office personnel across our businesses.
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

In 2011, we acquired and developed a commercial real estate services business called “Newmark,” which we spun-off to BGC’s stockholders in November 2018. Additionally, we acquired an insurance brokerage business in 2017, which we developed and sold in November 2021. We also acquired the Futures Exchange Group from Cantor in July 2021, which represents our futures exchange and related clearinghouse.
We have rebuilt our U.S. presence and have continued to expand our global footprint through the acquisition and integration of established brokerage companies and the hiring of experienced brokers and technologists. Through these actions, we have been able to expand our presence in key markets and position our business for sustained growth.
Since 2015, our acquisitions have included GFI, Sunrise Brokers, Poten & Partners, Ginga, the Futures Exchange Group, Trident, Open Energy, ContiCap, Sage, Macro Hive, OTC Global, and AMCOM.
Since the founding of eSpeed, we have continued to pioneer advances in electronic trading, market data, network and post-trade services across the wholesale capital markets. Fenics, BGC’s higher-margin technology-driven business, has grown significantly, supported by our investment and innovation in new trading technologies and platforms, as well as from trends of proliferating electronic execution across the capital markets and the demand for data services.
Fenics is the foundation for our Fully Electronic and associated Hybrid transactions across all asset classes. Fenics’ offerings include Fully Electronic brokerage products and services, as well as offerings in data, network and post-trade services across the Company. Our Fully Electronic standalone trading platforms include FMX UST, FMX FX, FMX Futures Exchange, and PortfolioMatch, among others. Going forward, we expect Fenics to become an even more valuable part of BGC as it continues to grow.
On November 3, 2021, we announced FMX, which combined Fenics’ U.S. Treasury and Foreign Exchange businesses with a state-of-the-art U.S. Interest Rates futures exchange. On January 22, 2024, FMX received CFTC approval to operate an exchange for U.S. Treasury and SOFR futures. On April 25, 2024, we announced that Bank of America, Barclays, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo became minority equity owners of FMX and collectively invested $171.7 million in exchange for a 25.75% ownership interest at a post-money equity valuation of $666.7 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem. On September 23, 2024, FMX Futures Exchange launched the trading of SOFR futures, the largest notional futures contract in the world. On May 18, 2025, FMX Futures Exchange also launched the trading of U.S. Treasury futures contracts, initially with 2-year and 5-year contracts.
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
Please refer to Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview and Business Overview—Corporate Conversion” for more information regarding the Corporate Conversion.

2025 Board of Directors and Executive Officers Changes and Mr. Howard Lutnick Divestiture
On February 18, 2025, Mr. Howard W. Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Mr. Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen M. Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed Messrs. John J. Abularrage, JP Aubin, and Sean Windeatt as Co-Chief Executive Officers of the Company and as the Co-Principal Executive Officers of the Company.
On October 6, 2025, Mr. Howard Lutnick completed the divestiture of his holdings in the Company, Cantor and CFGM in compliance with U.S. government ethics rules, including through the sale of all of the voting shares of CFGM and outstanding equity interests in various entities and family trusts that hold our common stock to trusts controlled by Mr. Brandon Lutnick, and the sale of all of our Class B common stock held directly by him to Cantor. See “Our Organizational Structure—2025 Mr. Howard Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement” and Note 13—“Related Party Transactions” to our accompanying financial statements for more information.
Overview of Our Products and Services
Financial Brokerage
While Voice and Hybrid brokerage revenues still represent the majority of BGC’s overall revenues, we continue to convert our Voice and Hybrid brokerage business to our higher margin, technology-driven Fenics business, which represented 21.7% and 22.4% of total BGC revenues during the fourth quarter and the year ended December 31, 2025, respectively. Over the past several years, we have invested in, and developed, new state-of-the-art trading platforms, including FMX UST, FMX FX, FMX Futures Exchange, and PortfolioMatch. We have also invested in, and deployed, trading technology solutions across our entire business, including our Voice and Hybrid brokerage desks, with an aim to increase our broker productivity and to accelerate trends of electronic conversion. Underpinning our efforts to automate and electronify our overall brokerage business are macro trends across the capital markets, where the adoption of electronic trading has accelerated in recent years.
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
•    Fenics Growth Platforms includes FMX UST, FMX FX, FMX Futures Exchange, Lucera, PortfolioMatch, and our other newer standalone platforms. Revenues generated from data, network and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
FMX provides fully electronic trading in cash treasuries, foreign exchange and U.S. interest rate futures by combining FMX’s U.S. Treasury and Foreign Exchange businesses with our state-of-the-art FMX Futures Exchange. For more information about FMX, see Part II, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Business Environment.”
ECS Brokerage
We provide brokerage services for the most widely traded energy and commodities products, including futures and OTC products covering refined and crude oil, power and electricity, natural gas, liquefied natural gas, environmental and emissions products, weather derivatives, base metals, coal and soft commodities. We also provide brokerage services associated with the shipping of certain energy and commodities products.
Over the past few years, we have expanded our ECS business through strategic acquisitions, hires, and organic growth.

In February 2023, we acquired Trident, which specializes in environmental products, and OTC and exchange traded energy products. Trident bolsters our leading environmental brokerage business and complements our existing energy brokerage offerings.
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
In October 2024, we completed the acquisition of Sage, an energy and environmental brokerage firm, which expanded our energy brokerage services in the U.S. and supported our global growth efforts across ECS. Sage specializes in refined products, biofuels, ethanol, carbon emissions, renewables, natural gas liquids and petrochemicals brokerage services.
In April 2025, we completed the acquisition of OTC Global, an energy and commodities brokerage firm. OTC Global’s brokerage services include crude and refined products, petrochemicals, natural gas, ship brokerage, and biofuels, amongst others. The completion of this acquisition marked a transformative step for BGC that established our Company as the world’s largest energy, commodities, and shipping broker by revenue as of December 31, 2025. OTC Global’s product suite and client base are highly complementary to BGC’s existing ECS business and has created a comprehensive platform to serve the global energy and commodities market.
In December 2025, we completed the acquisition of AMCOM, which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks. The acquisition further expanded our ECS asset class, rounding out our biofuel business.
Brokerage Categories
The following table identifies some of the key products that we broker, inclusive of those discussed above:

Category	Product Type

ECS	Environmental & Energy Transition Products, Oil & Refined Products, Shipping & Freight Brokerage, and Commodities & Metals

Rates	Government Bonds, OTC Interest Rate Derivatives, Listed Interest Rate Futures & Options, Inflation Products, Repurchase Agreements, Money Market Instruments

Foreign Exchange	Spot FX, FX Forwards, Non-Deliverable Forwards, FX Options, Precious Metals

Credit	Corporate Bonds, Emerging Market Credit, Index & Single Name CDS, Exotic Credit Derivatives, Structured Products

Equities	OTC Equity Derivatives, Listed Equity Futures & Options, Delta One Product, Cash Equities
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
Technology Offerings
Our data, network and post-trade offerings provide a range of trade lifecycle services, which include market data and analytics services, network, infrastructure and connectivity solutions, and post-trade services, such as risk mitigation, matching, and other data, network and post-trade optimization services. These businesses have highly recurring and compounding revenue bases, which are reported within our Fenics business.

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
Our post-trade services include post-trade risk mitigation services that are designed to bring greater capital and operational efficiency to the global FX derivatives market. Additionally, our post-trade services assist clients in managing the growing cost of holding derivatives, while helping them to meet their regulatory mandates and promote sustainable growth and lower systemic risk and to improve resiliency in the industry.
On December 31, 2025, we sold kACE, our analytics brand, to smartTrade.
Industry Recognition
Our businesses have consistently won global industry awards and accolades in recognition of their performance and achievements. Recent examples include:
•Fenics Market Data named Americas Data and Analytics Vendor of the Year at the GlobalCapital Americas Derivatives Awards 2025 for the third consecutive year
•Fenics Market Data named Best Provider of Broker Market Data at the TradingTech Insight Awards Europe and USA 2025 for the third consecutive year
•Fenics GO named OTC Trading Venue of the Year at the Global and Americas Derivatives Awards 2025 for the second consecutive year
•Fenics Market Data named Best Market Data Provider at the Waters Technology Asia Awards 2025
•Fenics Market Data ranked No. 1 at the Energy Software Rankings 2025
•Fenics Market Data named Europe & Asia Data and Analytics Vendor of the Year at the Global Capital Derivatives Awards 2025
Customers and Clients
We primarily serve the wholesale financial and energy, commodity, and shipping markets, with clients including many of the world’s largest banks, brokerage houses, investment firms, hedge funds, investment banks, commodity trading firms and end users, such as producers and consumers. Customers using our products and services also include professional trading firms, futures commission merchants, and other professional market participants and financial institutions. Our market data products and services are available through many platforms and are available to a wide variety of capital market participants, including banks, brokerage firms, asset managers, hedge funds, investment analysts, compliance and surveillance professionals and financial advisors. For the year ended December 31, 2025, our top ten customers, collectively, accounted for approximately 23.6% of our total revenue on a consolidated basis, and our largest customer accounted for approximately 4.0% of our total revenue on a consolidated basis.

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
Pre-Trade Technology
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
Trading Technology
We utilize sophisticated proprietary electronic trading platforms to provide execution and market data services to our customers. The services are available through our proprietary API, FIX and multi-asset proprietary trading platforms, operating under brands including BGCCredit™, BGCForex™, BGCRates™, BGC Trader™, CreditMatch®, Fenics®, FenicsDirect™, FMX™, FMX FX™, FMX NDF™, FMX Repo™, FMX UST™, GBX®, GFI ForexMatch®, and MidFX™. These platforms support a wide and constantly expanding range of products and services, which include U.S. Treasuries and other government bonds, Repos, OTC interest rate derivatives in multiple currencies, spot FX, NDFs, FX options, corporate bonds, credit derivatives and other products. Every product on the platforms is supported in either view-only, Hybrid/managed or Fully Electronic mode, and can be transitioned from one mode to the next in response to market demands. The flexible BGC technology stack is designed to support feature-rich workflows required by the Hybrid mode as well as delivering high throughput and low transaction latency required by the Fully Electronic mode. Trades executed by our customers in any mode are, when applicable, eligible for immediate electronic confirmation through direct STP links as well as STP hubs. The BGC trading platform services are operated out of several globally distributed data centers and delivered to customers over BGC’s global private network, third-party connectivity providers as well as the Internet. BGC’s proprietary graphical user interfaces and the API/FIX connectivity are deployed at hundreds of major banks and institutions and service thousands of users.
Post-Trade Straight Through Processing Technology
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

Systems Architecture
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
Competition
We encounter competition in all aspects of our business. Our existing and potential competitors include inter-dealer and wholesale financial brokerage firms, energy, commodity and shipping brokerage firms, multi-dealer trading companies, financial technology companies, market data and information vendors, securities and futures exchanges, electronic communications networks and trading platforms, crossing systems, software companies, financial trading consortia, as well as business-to-business marketplace infrastructure companies. We compete primarily with other inter-dealer or wholesale financial brokers and energy, commodity and shipping brokers for market share, brokers, salespeople and suitable acquisition candidates.
Wholesale Financial and Energy, Commodity and Shipping Brokerage Firms
We primarily compete with two publicly traded, diversified inter-dealer and wholesale financial brokers, TP ICAP and Tradition. Other competitors include Dealerweb, an inter-dealer and wholesale financial brokerage business within Tradeweb and a number of private firms that tend to specialize in specific product areas or geographies. Additionally, we have significantly grown our presence in the energy, commodities and shipping markets, and are competing more with energy, commodity and shipping brokerage firms such as Marex Group PLC, StoneX Group, and Clarksons PLC.

Demand for wholesale brokerage services is directly affected by the overall level of economic activity, international and domestic economic and political conditions, including central bank policies, broad trends in business and finance, including employment levels, the level and volatility of interest rates and foreign exchange rates, changes in and uncertainty regarding tax laws and substantial fluctuations in the volume and price levels of securities transactions. Other significant factors affecting competition in the brokerage industry are the quality and ability of professional personnel, the depth and pricing efficiency of the markets in which the brokers transact, the strength of the technology used to service and execute on those markets and the relative prices of products and services offered by the brokers and by competing markets and trading processes.
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
Growth in new trading venues has led to fragmentation of liquidity across the financial markets. Our network solutions business, Lucera, helps aggregate liquidity and connect counterparties across these marketplaces. We compete with other market infrastructure and connectivity providers, such as Pico, ION Group and Bloomberg.
Exchanges and Other Trading Platforms
Although our business will often use exchanges to execute and clear transactions brokered in both listed and OTC markets, we believe that exchanges have sought and will seek to migrate products traditionally traded in OTC markets by inter-dealer and wholesale financial brokers to exchanges. However, we believe that when a product goes from OTC to exchange-traded, the underlying or related OTC market often continues to experience growth in line with the growth of the exchange-traded contract. For example, ICE operates both regulated exchanges and OTC execution services, and in the latter, it competes directly with inter-dealer and wholesale financial brokers in energy, commodities, and credit products. ICE entered these OTC markets primarily by acquiring independent OTC brokers. We also compete with CME across U.S. interest rates products, including our FMX UST platform and FMX Futures Exchange as well as in foreign exchange products. We believe that it is likely ICE, CME, or other exchange operators compete and may seek to compete with us in the future by acquiring other such brokers, by creating listed products designed to mimic OTC products, or through other means.
In addition to exchanges, other electronic trading platforms which primarily operate in the institutional markets, including those run by MarketAxess and Tradeweb, now compete with us in the inter-dealer markets. At the same time, we have begun to offer an increasing number of our products and services to the customers of firms like MarketAxess and Tradeweb.
Banks and Broker-Dealers
Banks and broker-dealers have in the past created and/or funded consortia to compete with exchanges and inter-dealer brokers. For example, CME’s wholesale businesses for fully electronic trading of U.S. Treasuries and spot foreign exchange both began as dealer-owned consortia before being acquired by ICAP. An example of a current and similar consortium is Tradeweb. Several large banks continue to hold public equity stakes in Tradeweb. LSEG is Tradeweb’s single largest shareholder. Although Tradeweb operates primarily as an institutional platform, some of its offerings include a voice and electronic wholesale platform. Tradeweb’s management has previously said that it would like to further expand into other wholesale markets, and in June 2021, it acquired Nasdaq’s U.S. fixed income electronic trading platform, formerly known as eSpeed. In 2013, BGC sold the eSpeed platform to Nasdaq, and subsequently launched a competing platform, FMX UST.
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

Seasonality
Traditionally, the financial markets around the world generally experience lower volume during the late summer and toward the end of the year due to a slowdown in the business environment around holiday seasons. Therefore, absent the impact of acquisitions, our revenues tend to be strongest in the first quarter and lowest in the second half of the year. In fiscal year 2025, we earned approximately 22.6% of our revenues in the first quarter. Excluding OTC Global, which we acquired on April 1, 2025, from our 2025 results, first quarter revenues represented approximately 25.6% of our total revenues for fiscal year 2025. In fiscal year 2024, we earned approximately 25.6% of our revenues in the first quarter.
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
BGC Derivative Markets and GFI Swaps Exchange LLC, our subsidiaries, operate as SEFs. Mandatory Dodd-Frank Act compliant execution on SEFs by eligible U.S. persons for “made available to trade” products and a wide range of other rules relating to the execution and clearing of derivative products have been implemented. In July 2021, we completed the purchase of the CX Futures Exchange (now FMX Futures Exchange) from Cantor, which represents our futures exchange and related clearinghouse. These rules require authorized execution facilities to maintain robust front-end and back-office IT capabilities and to make large and ongoing technology investments. These execution facilities may be supported by a variety of Voice and auction-based execution methodologies, and our Hybrid and Fully Electronic trading capabilities have performed strongly in this regulatory environment.
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

U.K. Regulation
The FCA is the relevant statutory regulator for the United Kingdom financial services industry. The FCA’s objectives are to protect customers and financial markets, protect and enhance the integrity of the United Kingdom financial system and promote competition between financial services providers. It has broad rule-making, investigative and enforcement powers derived from the Financial Services and Markets Act 2000 and subsequent and derivative legislation and regulations. The FCA’s recent focus has been on financial and operational resilience, and promoting market integrity. Currently, we have subsidiaries regulated by the FCA (some include BGC Brokers L.P. and GFI Securities Limited).
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
To achieve a high level of harmonization and convergence in regular supervisory reporting requirements, the Committee of European Banking Supervisors issued guidelines on prudential reporting with the aim of developing a supervisory reporting framework based on common formats, known as COREP. COREP has become part of European Banking Authorities’ implementing technical standards on reporting under Basel III. Basel III (or the Third Basel Accord) is a global regulatory standard on bank capital adequacy, stress testing and market liquidity risk introduced by bank regulators in most, if not all, of the world’s major economies. Basel III is designed to strengthen bank capital requirements and introduces new regulatory requirements on bank liquidity and bank leverage. The ongoing adoption of these rules could restrict the ability of our large bank and broker-dealer customers to operate proprietary trading businesses and to maintain current capital market exposures under the present structure of their balance sheets, and will cause these entities to need to raise additional capital in order to stay active in our marketplaces. Meanwhile, global “Basel IV” standards are expected to be adopted in the years to come.
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
The FCA introduced the “Consumer Duty” in July 2023. The purpose of this regulation is to enhance the protection of retail consumers in financial markets. Some other relatively minor divergence of U.K. regulation from EU regulation has occurred since the implementation of Brexit. While we generally believe the net impact of the rules and regulations is positive for our business, it is possible that unintended consequences of the rules and regulations may materially adversely affect us in ways yet to be determined.
The Digital Operational Resilience Act (“DORA”) became effective as of January 17, 2025. It is an EU Regulation that establishes an information and communication technology, or ICT, risk management framework for the EU financial sector. DORA establishes technical standards that EU financial entities must implement by January 2025 and imposes requirements relating to risk management, reporting, and information and communications technology service provider oversight. The implementation of DORA in January 2025 represents a key delivery of the EU’s strategic initiatives and supervisors will assess compliance with DORA as part of their efforts to achieve the Union Strategic Supervisory Priorities broader strategic goals.
Other Regulation
Our subsidiaries that have foreign operations are subject to regulation by the relevant regulatory authorities and self-regulatory organizations in the countries in which they do business. The following table sets forth certain jurisdictions, other than the U.S., in which we do business and the applicable regulatory authority or authorities of each such jurisdiction:

Jurisdiction	Regulatory Authorities/Self-Regulatory Organizations

Argentina	Comisión Nacional de Valores

Australia	Australian Securities and Investments Commission and Australian Securities Exchange

Brazil	Brazilian Securities and Exchange Commission, the Central Bank of Brazil, BM&F BOVESPA and Superintendencia de Seguros Privados

Canada	Ontario Securities Commission, Autorite des Marches Financiers (Quebec), Investment Industry Regulatory Organization of Canada (IIROC)

Chile	Superintendencia de Valores y Seguros

China	China Banking Regulatory Commission, State Administration of Foreign Exchange

Colombia	Superintendencia Financiera de Colombia

Denmark	Finanstilsynet

Dubai International Financial Centre	Dubai Financial Supervisory Authority

France	ACPR (L’Autorité de Contrôle Prudentiel et de Résolution)

Germany	Bundesanstalt für Finanzdienstleistungsaufsicht (BAFIN)

Hong Kong	Hong Kong Securities and Futures Commission and The Hong Kong Monetary Authority

Ireland	Central Bank of Ireland

Israel	Israel Securities Authority

Italy	Commissione Nazionale Per Le Societa E La Borsa (CONSOB)

Japan	Japanese Financial Services Agency, Japan Securities Dealers Association and the Securities and Exchange Surveillance Commission

Mexico	Banking and Securities National Commission, Comision Nacional Bancaria y de Valores (CNBV)

Monaco	Commission for the Control of Financial Affairs (CCAF)

Peru	Ministerio de Economica y Finanzas

Philippines	Securities and Exchange Commission

Russia	Federal Service for Financial Markets

Singapore	Monetary Authority of Singapore

South Africa	Johannesburg Stock Exchange

South Korea	Financial Services Commission

Spain	Comision Nacional del Mercado de Valores (CNMV)

Switzerland	Financial Markets Supervisory Authority (FINMA), Swiss Federal Banking Commission

United Kingdom	Financial Conduct Authority
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
Four of our subsidiaries, BGCF, GFI Securities LLC, FMX Execution, LLC and Mint Brokers, are registered with the SEC and are subject to the Uniform Net Capital Requirements. As an FCM, Mint Brokers is also subject to CFTC minimum capital requirements. BGCF, GFI Securities LLC, FMX Execution, LLC, Amerex Brokers LLC, Sage Refined Products, Liquidity Partners L.P., IVG Energy Ltd., EOX holdings LLC, Futures International LLC, OTC Futures LLC, and Trident Brokerage Services LLC are registered as Introducing Brokers with the NFA. BGCF is also a member of the FICC, which imposes capital requirements on its members.
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
Non-U.S.
Our international operations are also subject to capital requirements in their local jurisdiction. BGC Brokers L.P., GFI Securities Limited, Oil Brokerage Limited and OTC Europe LLP, which are based in the U.K., are subject to solo capital and liquidity requirements established by the FCA’s Investment Firm Prudential Regime. In addition, BGC European Holdings LP is subject to the FCA’s consolidated capital and liquidity requirements. The capital and liquidity requirements of our French entities (and their EU branches) are predominantly set by ACPR. U.K. and EU authorities apply stringent provisions with respect to capital and liquidity applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities.

In addition, the majority of our other foreign subsidiaries are subject to similar regulation by the relevant authorities in the countries in which they do business. Additionally, certain other of our foreign subsidiaries are required to maintain non-U.S. net capital requirements. For example, in Hong Kong, BGC Securities (Hong Kong), LLC, GFI (HK) Securities LLC and Sunrise Brokers (Hong Kong) Limited are regulated by the Securities and Futures Commission. BGC Capital Markets (Hong Kong) Limited and GFI (HK) Brokers Ltd are regulated by The Hong Kong Monetary Authority. All are subject to Hong Kong net capital requirements. In France, Aurel BGC SAS and BGC France Holdings; in Australia, Fixed Income Solutions Pty Ltd and BGC Partners (Australia) Pty Limited; in Japan, BGC Shoken Kaisha Limited’s Tokyo branch and BGC Capital Markets Japan LLC’s Tokyo Branch; in Singapore, BGC Partners (Singapore) Limited, GFI Group Pte Ltd and Ginga Global Market Pte Ltd; in South Korea, BGC Capital Markets & Foreign Exchange Broker (Korea) Limited and GFI Korea Money Brokerage Limited; and in the Philippines, GFI Group (Philippines) Inc., all have net capital requirements imposed upon them by local regulators. In addition, the LCH (London International Financial Futures and Options Exchange/London Metal Exchange) clearing organization, of which BGC Brokers L.P. is a member, also imposes minimum capital requirements. In Latin America, BGC Liquidez Distribuidora De Titulos E Valores Mobiliarios Ltda. (Brazil) has net capital requirements imposed upon it by local regulators.
We had net assets in our regulated subsidiaries of $871.9 million and $751.0 million for the years ended December 31, 2025 and 2024, respectively.
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
Workforce
As of December 31, 2025, we employed approximately 4,560 employees in 26 countries spread across six continents. Within this total, 99.4% of our employee base was comprised of full-time employees. Brokers, salespeople, managers, and other front-office personnel across our business comprise approximately 2,510 employees, representing 55.0% of the total workforce. Approximately 29.0% of our brokers, salespeople, managers, and other front-office personnel were based in the Americas, and approximately 52.0% were based in Europe, the Middle East and Africa, with the remaining approximately 19.0% based in the Asia-Pacific region. Various of our employees also work for Cantor and its affiliates and provide services to us pursuant to the Administrative Services Agreement and devote only a portion of their time to our business, and therefore have not been included in the counts above. Generally, our employees are not subject to any collective bargaining agreements, except for certain of our employees based in our Latin American and European offices that are covered by the national, industry-wide collective bargaining agreements relevant to the countries in which they work.
We have invested significantly in our human capital resources through acquisitions, and the hiring of new brokers, salespeople, managers, and other front-office personnel. The business climate for these acquisitions and recruitment has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers, and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.
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

Our key human capital measures and objectives include front-office employee headcount (described above) and average revenue per front-office employee. As we continue to deepen the integration of Fenics technology solutions into our workflows, and convert more of our Voice and Hybrid businesses to our Fenics businesses, we expect our average revenue per front-office employee to continue to improve. As of December 31, 2025, our front-office headcount was 2,510 brokers, salespeople, managers, and other front-office personnel, up 16.1% from 2,161 a year ago, primarily due to the acquisition of OTC Global. Compared to the prior year, average revenue per front-office employee for the year ended December 31, 2025 increased by 16.4% to $1.2 million from $1.0 million.
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
Human Capital and Social Policies and Practices
We are committed to our people, our stockholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and learning and development. We have a passionate commitment to charity.
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
Performance-Based and Retentive Compensation Structure
Many of our key brokers, salespeople, managers, and other front office professionals have a substantial amount of their own capital invested in our business. We believe that our emphasis on equity-based compensation promotes alignment of interest with shareholders, recruitment, and motivation of our brokers and other employees, and encourages a collaborative culture that drives cross-selling and revenue growth. Virtually all of our executives and front-office employees have equity stakes in the Company and generally receive grants of deferred equity as part of their compensation. We believe that by having investments in us, our executives and key brokers and other employees feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. As of December 31, 2025, our employees, executive officers and directors individually owned approximately 5% of our equity, on a fully diluted basis.

We currently issue RSUs, as well as other forms of equity-based compensation. We consider our RSUs and restricted stock awards to be highly retentive due to the long-term vesting and forfeiture provisions relating to these awards. These awards generally contain extended vesting schedules that vary based upon compensation level and role, which in most cases are largely dependent upon continued service through the vesting date of such awards.
From time to time, we may enter into various agreements with certain of our employees whereby these individuals may receive loans or bonus or salary advances under terms outlined in the underlying agreements. We believe that these advances and loans incentivize and promote retention of our employees.
Compensation Recovery/Clawback Policy
The Company has adopted a Clawback Policy for its executive officers. The Clawback Policy applies to Incentive-Based Compensation. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or purely based on subjective goals or goals unrelated to financial reporting measures.
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
For example, the Rising Professionals League was introduced to build upon the legacy of Cantor Fitzgerald by inspiring career growth professionally and socially while promoting a cohesive environment and positively impacting the community. The Rising Professionals League strives to instill a strong sense of inclusion and belonging for rising professionals through a variety of opportunities that promote professional development and support the community through acts of thoughtful service.
Employee Engagement, Communication, Career Management and Training and Development
We invest in our employees’ long-term development and engagement, by delivering training and development programs and fostering a culture where our people can thrive and maximize their potential. We require mandatory annual training in workplace respect and inclusion, and additional trainings on various topics including anti-money laundering, anti-crime, global sanctions, ethics, cybersecurity, anti-harassment and anti-discrimination. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as tuition reimbursement programs for eligible employees.

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
Succession Planning and Leadership Development
In accordance with our Corporate Governance Guidelines and the Compensation Committee Charter, the Board and the Compensation Committee regularly discuss leadership development and succession, operational strategy and organizational design with our Co-Chief Executive Officers and other executive officers, as well as outside advisors when appropriate. The goal is to enable orderly successions, both planned and unplanned, including in connection with any expiration or termination of existing employment arrangements with key personnel. The Board also discusses short-term succession planning in the event that certain of our senior executive officers, on an interim or unexpected basis, become temporarily unable to fulfill their duties.
As part of this process, the Board periodically reviews the pipeline for critical roles. The Board considers, among other things, succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our personnel who also provide services to Cantor, Newmark, their respective subsidiaries or other ventures and investments sponsored by Cantor. Our Board also discusses the engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines, and initiatives to support the hiring, promotion and retention of leaders required for the changing business landscape and leading future business lines. Such individuals could include internal and external candidates. The Board may retain additional third-party consultants to assist with succession planning, talent identification, operational strategy and organizational matters.
Our succession discussions were particularly relevant in 2024, as in November 2024, Mr. Howard Lutnick was nominated as the 41st U.S. Secretary of Commerce. Mr. Howard Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all of his positions with BGC and as Chairman of the Board. Our Board elected Mr. Brandon Lutnick and Mr. Stephen Merkel to join our Board of Directors and Mr. Stephen Merkel to serve as Chairman of the Board. Mr. Sean Windeatt became Co-Chief Executive Officer along with Mr. John Abularrage and Mr. JP Aubin, our former Co-Heads of Brokerage. Messrs. Sean Windeatt, John Abularrage and JP Aubin also serve as Co-Principal Executive Officers of the Company. See “2025 Board of Directors and Executive Officers Changes and Mr. Howard Lutnick Divestiture” and Part I, “Item 1A—Risk Factors—Risks Relating to Our Key Personnel and Employee Turnover.”
Corporate Responsibility
We believe that our business-focused corporate responsibility, governance, and environmental and sustainability related policies and practices will create sustainable long-term value for BGC, our stockholders, our clients, employees, and other stakeholders, while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities.
Our Board-level Corporate Responsibility Committee provides oversight with respect to our corporate responsibility policies and practices. The Corporate Responsibility Committee charter may be found on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Corporate Responsibility Committee Charter.” With the Board’s and the Corporate Responsibility Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term value for our investors and other stakeholders.
For more information about these topics, initiatives and specific examples of policies and practices, see our website at www.bgcg.com/corporate-responsibility/.

Environmental Focus, Workplace Strategies and Sustainable Business Practices
As a responsible financial services business, we are aware of climate change and other major issues affecting the environment. Our philosophy is that long-term change in the way in which we use energy, and our collective impact on the environment, cannot happen without the involvement of the world’s capital markets.
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
Broker for the Green Economy
We aim to be a leading broker for the green economy, and we believe our Energy, Commodities and Shipping business is a world leader in the environmental and energy transition markets. Our Energy, Commodities and Shipping business provides expert innovative carbon offset solutions and advice to the world’s green energy markets, from transactions and financing to technology and consulting. For decades, we have helped clients worldwide navigate complex financial requirements in order to achieve their environmental initiatives, thereby supporting our clients’ efforts to meet their emission reduction goals through the provision of brokerage services. We believe we are a leading broker of environmental products, such as carbon credits, as well as a leading broker of lower carbon energy transition fuels like natural gas, liquified natural gas, and liquified petroleum gas.
For more information on BGC Environmental Brokerage Services, please visit www.bgcebs.com, and for updates on these initiatives as they evolve, visit www.bgcg.com/corporate-responsibility/environmental/.
You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Insider Trading Policy, Hedging Policy, information about our charitable initiatives and other Corporate Responsibility policies and practices on our website. This information contained on, or that may be accessed through our website or other websites referenced herein, is not part of, and not incorporated into, this document.
OUR ORGANIZATIONAL STRUCTURE
Dual Class Equity Structure of BGC Group, Inc.
We have a dual class equity structure, consisting of shares of BGC Class A common stock and BGC Class B common stock. We expect to retain and have no plans to change our dual class structure.
BGC Class A Common Stock
Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2025, there were 444.9 million shares of BGC Class A common stock issued and 363.2 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as such pledge was amended and restated effective as of October 5, 2023 and with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, Newmark, our executive officers, other employees, partners and others.

BGC Class B Common Stock
Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of December 31, 2025, Cantor and CFGM held an aggregate of 105.3 million shares of BGC Class B common stock, representing 96.2% of the outstanding shares of BGC Class B common stock and approximately 72.2% of the total voting power of our outstanding common stock, and Mr. Brandon Lutnick and another Lutnick family member beneficially owned 4.2 million shares of our outstanding Class B common stock, representing 3.8% of the outstanding shares of BGC Class B common stock and approximately 2.8% of our total voting power. Together, Cantor, CFGM, Mr. Brandon Lutnick and another Lutnick family member beneficially owned 109.5 million of the outstanding shares of BGC Class B common stock, representing 100.0% of the outstanding shares of BGC Class B common stock and approximately 75.0% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if all stockholders who beneficially own BGC Class B common stock converted all of their BGC Class B common stock into BGC Class A common stock on December 31, 2025, Cantor would have held 21.6% of the total voting power of our outstanding common stock, CFGM would have held 0.6% of our total voting power, Mr. Brandon Lutnick and another Lutnick family member would have beneficially owned 1.4% of our total voting power, and our public stockholders would have beneficially owned 76.3% of our total voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged).
As a result of the Corporate Conversion, 64.0 million Cantor units, including 5.7 million purchased by Cantor on June 30, 2023, were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Class B common stock issued to Cantor will exchange into BGC Class A common stock in the event that BGC does not issue at least $75,000,000 in shares of BGC Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. As of February 27, 2026, we have issued approximately $19.4 million of BGC Class A common stock in connection with acquisitions since the Corporate Conversion.
2025 Mr. Howard Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement
As previously disclosed, effective February 18, 2025, in connection with his confirmation as the U.S. Secretary of Commerce, Mr. Howard Lutnick, our former Chairman and Chief Executive Officer, stepped down from his positions with the Company, Cantor and CFGM (which is the managing general partner of Cantor), and Mr. Brandon Lutnick was appointed as Chief Executive Officer and Chairman of Cantor and Chief Executive Officer of CFGM, and Mr. Kyle S. Lutnick was appointed as Executive Vice Chairman of Cantor and President of CFGM. Also in connection with his confirmation, Mr. Howard Lutnick agreed to divest his interests in the Cantor, CFGM, and the Company, among other entities, to comply with U.S. government ethics rules.
In addition to various stock repurchases completed in May 2025, pursuant to this agreement, on October 6, 2025, Mr. Howard Lutnick:
•Consummated the sale to Cantor of the 8,973,721 shares of BGC Class B common stock then held directly by him;
•In his capacity as trustee of a trust, consummated the sale to certain trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of all of the voting shares of CFGM; and
•In his capacity as trustee of certain trusts, consummated the sale to certain other trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of certain interests, including those in Tangible Benefits and KBCR, which collectively hold 0.6 million shares of BGC Class A common stock and 3.9 million shares of BGC Class B common stock.
Voting and Transfer Agreement
On May 16, 2025, Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey J. Lutnick, and Mr. Ryan G. Lutnick each in their capacity as trustees of certain trusts (including the Purchaser Trusts), and certain other entities entered into the Lutnick Family Voting Agreement relating to the Lutnick Family Voting Agreement Securities. On October 6, 2025, the governance, voting and transfer provisions of the Lutnick Family Voting Agreement became effective.

Pursuant to the trust documentation of the Purchaser Trusts, each of Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey Lutnick, and Mr. Ryan Lutnick is an investment trustee of such trusts, and Mr. Brandon Lutnick is the Controlling Investment Trustee, which means that if there is any disagreement among the investment trustees, the decision of Mr. Brandon Lutnick will control if he is then acting as an investment trustee. Any such decisions, however, shall be subject to the terms of the Lutnick Family Voting Agreement.
The Lutnick Family Voting Agreement provides that, with respect to the election or removal of directors of the Company, (i) if there is a Controlling Investment Trustee, each of the parties shall vote (or cause the voting of) the Lutnick Family Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by the Controlling Investment Trustee (which is currently Mr. Brandon Lutnick) after consultation with each of the Family Branch representatives; and (ii) if there is not a Controlling Investment Trustee, the parties shall vote (or cause the voting of) the Lutnick Family Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by a Majority of the Family Branches.
The Lutnick Family Voting Agreement further provides that, with respect to the following matters for which a vote of securities of the Company is sought, each of the parties to the Lutnick Family Voting Agreement shall vote the Lutnick Family Voting Agreement Securities over which it has the direct or indirect power to vote as directed by a Majority of the Family Branches:
•Any merger or consolidation transaction or sale, lease, or exchange of all, or substantially all, of the assets of the Company, or any transaction or series of related transactions pursuant to which shares of the Company are transferred such that more than 50% of the voting power of the equity securities of the Company are transferred;
•Entry by the Company or any of its subsidiaries into any transaction or series of related transactions with a member of any Family Branch (other than with respect to election or removal of directors of the Company);
•The authorization or issuance of any equity securities by the Company (other than pursuant to an incentive compensation plan); and
•The amendment, restatement, modification or supplement of any organizational document of the Company or its subsidiaries in a manner that would reasonably be expected to impair, interfere with or delay the exercise of the rights set forth with respect to these bulleted items.
The Lutnick Family Voting Agreement also prohibits the transfer of the Lutnick Family Voting Agreement Securities without the consent of a Majority of the Family Branches, subject to certain limited exceptions.
Voting Power Following Closing of Divestiture Transactions
Following the closing of the transactions above, Mr. Howard Lutnick no longer had voting or dispositive power over any of our securities. As of the date of this Annual Report on Form 10-K, Mr. Brandon Lutnick beneficially owned 2.0 million shares of our Class A common stock and 109.4 million shares of our Class B common stock, collectively representing 75.2% of the total voting power of our outstanding common stock.

Structure of BGC Group, Inc. as of December 31, 2025
The following diagram illustrates our organizational structure as of December 31, 2025. The diagram does not reflect the various subsidiaries of BGC Partners, BGC U.S. OpCo, BGC Global OpCo, or Cantor, or the noncontrolling interests in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) 3.4 million assumed RSUs; (b) 25.1 million RSUs converted from former partners’ units in BGC Holdings; (c) 49.1 million RSUs issued in relation to employee compensation; (d) 3.2 million contingent shares to be issued to terminated employees per their respective separation agreements; and (e) 0.4 million contingent shares issued in exchange for acquisition units.

1 Percentage includes restricted shares issued in exchange for former partners’ units in BGC Holdings.
2 BGC Partners is a wholly owned subsidiary of BGC Group and consolidated with other wholly and non wholly-owned subsidiaries.
3 Public Stockholders includes unrestricted shares of our Class A common stock owned by current employees due to an inability to track such shares once they leave the Company’s transfer agent, as well as Class B common stock beneficially owned by a Lutnick family member, which represents less than 0.1% of our total outstanding Class B common stock.
4 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. As of December 31, 2025, Cantor Fitzgerald, L.P. owned 21.6% of the economics and 70.2% of the voting power in BGC Group, and CFGM owned 0.6% of the economics and 2.0% of the voting power in BGC Group.
The diagram reflects the following activity of BGC Class A common stock from January 1, 2025 through December 31, 2025: (a) restrictions released on 6.7 million shares of BGC Class A common stock; (b) 32.0 million shares of BGC Class A common stock repurchased by us; (c) 9.9 million shares of BGC Class A common stock issued for vested RSUs; (d) 0.7 million shares of BGC Class A common stock issued for contingent shares issued in exchange for acquisition units; (e) 0.9 million shares of BGC Class A common stock issued for contingent shares issued in exchange for former partners’ units in BGC Holdings; (f) 0.5 million shares of BGC Class A restricted common stock forfeited by former partners and employees; and (g) 10.2 million shares of BGC Class A common stock issued for compensation. 0.7 million shares of BGC Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between January 1, 2025 and December 31, 2025; 15.9 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between January 1, 2025 and December 31, 2025; 9.1 million of such shares remain available for issuance by us under the DRIP Registration Statement.

Legacy Classes of Founding/Working Partner Interests and Limited Partnership Units Prior to the 2023 Corporate Conversion
Prior to the Corporate Conversion, our executives and front-office employees held partnership stakes in us and our subsidiaries and generally received their equity compensation through LPUs. Upon the closing of the Corporate Conversion, the BGC Holdings Limited Partnership Agreement was terminated, and the former stockholders of BGC Partners and former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group. Following the Corporate Conversion, the equity portion of our compensation structure is no longer based upon the issuance of partnership units but instead based upon the use of equity awards, such as RSUs, issued under the BGC Group Equity Plan in order to incentivize and retain our employees, executive officers, and directors.
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
ITEM 1A.     RISK FACTORS
An investment in shares of our Class A common stock, the BGC Group Notes, the BGC Partners Notes, or our other securities or those of BGC Partners involves risks and uncertainties, including the potential loss of all or a part of your investment. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Before making an investment decision to purchase our securities or those of BGC Partners, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included herein. The occurrence of any of the following risks or additional risks and uncertainties that are currently deemed immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, result of operations, cash flows or prospects.

RISKS RELATED TO OUR BUSINESS
Risks Related to Global Economic and Market Conditions
Our business, financial condition, results of operations and prospects have been and may continue to be materially affected both positively and negatively by conditions in the global economy and financial markets generally.
Uncertain market, economic, and geopolitical conditions have in the past adversely affected, and may in the future adversely affect, our business. Such conditions and uncertainties include varying levels of economic output, fluctuating interest rates, volatile inflation rates, employment levels, consumer confidence levels, geopolitical relationships and trade, fiscal and monetary policy. The legislative priorities and economic policies of the current presidential administration and Congress, including potential changes in interest rates and existing tax rates, may further change the regulatory and economic landscape. These conditions may directly and indirectly impact a number of factors in the global markets that may have a material positive or negative effect on our operating results, including the levels of trading, investing, and origination activity in the financial markets, the valuations of financial instruments, changes in benchmarks, changes in and uncertainty regarding laws and regulations, substantial fluctuations in volume and commissions on securities and derivatives transactions, the absolute and relative level of currency rates and the actual and the perceived quality of issuers, borrowers and investors. In addition, changes in monetary policy may affect the credit quality of our customers. Changes in domestic and international monetary policy are beyond our control and difficult to predict.
Our revenues and profitability have historically declined and are likely to decline significantly during future periods of low trading volume in the financial markets in which we offer our products and services.
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
•economic and geopolitical conditions and uncertainties in the United States, Europe, Asia, Latin America and elsewhere in the world, including government deficits, debt and possible defaults, austerity measures, tariffs, other trade restrictions and changes in central bank and/or fiscal policies, including the level and timing of government debt issuances, purchases and outstanding amounts;
•possible political turmoil with respect to and between the U.S. government, the U.K., the EU and/or its member states, China, Latin America or other major economies around the world;
•the effect of Federal Reserve Board and other central banks’ monetary policies, and changing regulatory requirements for banks and other financial institutions;
•terrorism, war and other armed hostilities, including the conflict between Ukraine and Russia, conflicts in the Middle East, Latin America, including recent conflicts in Venezuela, and other ongoing or new conflicts in those or other regions, and measures taken in response thereto, including sanctions imposed by governments and related countersanctions;
•volatility in the pricing of certain commodities, which may impact our ECS brokerage business; inflation and wavering institutional and consumer confidence levels in the economy;
•new or increased tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty and inflationary pressures;
•changes to trade or immigration policies in the U.S. and globally;
•disagreement over the federal budget, which has caused or may cause the U.S. federal government to shut down or reduce funding for various initiatives for extended periods of time in recent years, and recent initiatives to reduce federal spending and headcount;
•pandemics and other international health emergencies;
•the availability of capital for borrowings and investments by our clients and their customers;

•the level and volatility of foreign currency exchange rates, including the U.S. dollar, and trading in certain equity, debt and commodity markets;
•the level and volatility of the spread on corporate securities and their related benchmarks;
•changes in regulations relating to margin and clearing capital requirements;
•margin requirements, capital requirements, credit availability, global supply chain issues and other liquidity concerns; and
•business continuity, physical security and disaster risk, including climate-related physical risks such as extreme weather, floods, wildfires, heatwaves, power grid instability or other physical events affecting trading, staff commuting and insurance costs.
Lower transaction volumes for any of our brokerage asset classes generally result in reduced revenues. Under these conditions, our profitability is adversely affected. In addition, although less common, some of our transaction revenues are determined on the basis of the value of transactions or on spreads. For these reasons, substantial decreases in trading volume, declining prices, and/or reduced spreads could have material adverse effects on our business, financial condition, results of operations and prospects.
Actions taken by central banks in major global economies, including with regards to interest rates, may have a material impact on our businesses.
Changes in interest rates coupled with volatility in financial markets has had and may continue to have the effect of further increasing economic uncertainty and heightening related risks, including global currency fluctuations. Currency fluctuations have affected, and may continue to affect, the reported value of our assets, liabilities, and cash flows. In 2024 and 2025, the Federal Reserve in the U.S. and other central banks began lowering interest rates and may continue to do so in the future. Higher interest rates have had and may continue to have a positive impact on our revenues and business. If interest rates lower, global FX volumes may slow or become muted, in part because low interest rates in most major economies may make carry-trade strategies less appealing for FX market participants, which may have a negative impact on our business.
Downgrades of sovereign credit ratings, sovereign debt crises, or a decrease in the integrity of capital markets may have material adverse effects on the financial markets and general economic conditions, as well as our businesses, financial condition, cash flows, results of operations and prospects.
In 2025, the U.S. credit rating was downgraded by Moody’s Ratings due to concerns over rising national debt, political polarization leading to fiscal instability, and increased interest costs, among other reasons. Any further downgrades of the U.S. sovereign credit rating by one or more major credit rating agencies could have material adverse effects on financial markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our business, financial condition, cash flows, results of operations, and prospects. The ultimate impacts of negative credit rating actions with respect to U.S. government obligations, on global financial markets and our business, financial condition, cash flows, results of operations, and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global financial markets from further sovereign debt matters with respect to the U.K., the EU and/or its member states, Japan, China or other major economies could further adversely affect our businesses, financial condition, cash flows, results of operations and prospects. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any further downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our business, financial condition, results of operations and prospects.

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
We may pursue opportunities including new business initiatives, strategic alliances and initiatives, acquisitions, mergers, investments, dispositions, joint ventures or other growth opportunities or transformational transactions (including hiring new brokers and salespeople), which could present unforeseen integration obstacles or costs and could fail to achieve anticipated benefits. We may also face competition in our acquisition strategy or new business plans, and such competition may limit such opportunities.
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
•increased focus on our ECS business, including regulatory, financial, and operational risks associated with these initiatives;
•potential unfavorable reactions to our strategy by our customers, counterparties, employees and investors, or challenges to our strategy by our competitors;
•hiring, retaining and integrating personnel in the increasingly competitive marketplace for the most talented producers and managers;
•updating administrative, operational, financial reporting, internal control, compliance, technology and other systems for strategic transactions, new businesses or recent acquisitions, including OTC Global;
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
•potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel, including those that are not under our control;

•addition of business lines in which we have not previously engaged and which we do not have experience operating;
•the upfront costs of building technology and establishing infrastructure to establish new business ventures;
•conflicts or disagreements between any strategic alliance or joint venture partner and us;
•exposure to potential unknown risks or liabilities of any acquired or new business, strategic alliance or joint venture that are significantly larger than we anticipate at the time of acquisition, and unforeseen increased expenses or delays associated with acquisitions, including costs in excess of the cash transition costs that we estimate at the outset of a transaction;
•reduction in availability of financing due to credit ratings downgrades or defaults by us in connection with these activities;
•a significant increase in the level of our indebtedness in order to generate, and adverse effects on our liquidity upon the deployment of, cash resources that may be required to effect acquisitions or establish new businesses;
•dilution resulting from any issuances of shares of our Class A common stock in connection with these activities;
•a reduction of the diversification of our business resulting from any dispositions;
•the cost of rebranding and the impact on our market awareness of acquisitions or dispositions, or the formation of new businesses;
•litigation or regulatory scrutiny with respect to any such transactions, including any related party aspects of any proposed arrangements;
•the impact of any reduction in our total assets resulting from dispositions on our ability to obtain financing or the terms thereof;
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

We will need to successfully manage the integration of recent and future acquisitions and future growth opportunities effectively. Such integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, compliance and other control infrastructure. Additionally, managing future growth due to new geographic locations, markets and business lines may be difficult. We may not realize, or it may take an extended period of time to realize, the full benefits that we anticipate from new business, strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate recent or future acquisitions and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all.
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
Similarly, from time to time we have effected cost reduction programs, and are considering efforts to further reduce costs. Cost reduction programs entail up-front expenses which may negatively impact our results of operations, and the anticipated cost savings from such programs may not be realized or may not be realized as quickly as anticipated.
While we have limited offerings linked to cryptocurrencies, such offerings or any future expansion of such business could expose us to technology, regulatory and financial risks.
While we currently have limited offerings linked to cryptocurrencies in certain jurisdictions, we may expand the types of these offerings, the associated types of cryptocurrencies and the jurisdictions in which these offerings are offered. Specifically, BGC provides its cryptocurrency offerings through Lucera by providing connectivity, hosting and trading platforms. Additionally, BGC offers limited brokerage services for certain digital asset and other cryptocurrency products.
The technology underlying cryptocurrencies and other similar digital assets is evolving at a rapid pace and may be vulnerable to cyberattacks or have other inherent weaknesses that are not yet apparent. There is a high degree of fraud, theft, cyberattacks and other forms of risk in the cryptocurrency space.
In addition, cryptocurrency markets experienced significant price fluctuations in recent years, and may continue to experience periods of extreme volatility again in the future. Historically, several entities in the digital asset industry have been, and may continue to be, negatively affected by such extreme volatility, including to the point of insolvency. If such events impact our cryptocurrency offerings, we may experience material adverse effects on our business, financial condition, results of operations and prospects in the future.
In the U.S., the SEC, CFTC, state and federal agencies are reviewing virtual currency businesses and have enacted or may enact regulations that restrict business activities, require holding certain reserves or impose other regulatory requirements, potentially including requiring additional licenses to conduct certain businesses, and these regulations may be further affected by the policies of the current U.S. presidential administration. Domestically and internationally, existing and future regulations may negatively impact our ability to offer different products in different regions and/or negatively impact our ability to deal with certain customers depending on where they are located. If further or new licenses are required or other regulatory requirements imposed, domestically or internationally, it may take a considerable amount of time to obtain the necessary approvals from the respective regimes and compliance with the applicable regulatory requirements may prove burdensome. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects in the future.

Risks Related to Liquidity, Funding and Indebtedness
We have debt, which could adversely affect our ability to raise additional capital and obtain or maintain favorable credit ratings, limit our ability to react to changes in the economy or our business, expose us to interest rate risk, and prevent us from meeting our other obligations.
Our indebtedness, which on December 31, 2025 was $1,775.7 million may have important, adverse consequences to us and our investors, including:
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
•it may make it more difficult for us to satisfy other obligations; and
•it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment-grade credit ratings, which could increase future debt costs and limit the future availability of debt financing.
We may not be able to borrow additional funds or refinance existing debt as needed to take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our Class A common stock. To the extent that we incur additional indebtedness or seek to refinance our existing debt on less desirable terms than those we currently enjoy, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected and may impact the rate at which we make payments of obligations or incur additional obligations. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay outstanding debt as it becomes due, and we may not be able to borrow money, dispose of assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt. There would be a material adverse effect on our business, financial condition, results of operations and prospects if we are unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.
Some of our borrowings have variable interest rates. As a result, increases in market interest rates may have a material adverse effect on our interest expense.
A future rise in interest rates could further increase our cost of funds, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our ability to meet our payment and other obligations under our debt depends on our ability to generate and maintain significant cash flow or to access alternate sources of liquidity. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our borrowings and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations and are unable to refinance our obligations on terms or at interest rates acceptable to us at all, we may need to sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, our cash flow may be significantly reduced, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Our Revolving Credit Agreement contains, and future indebtedness may contain, restrictions that may limit our flexibility in operating our business.
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
Indebtedness that we may enter into in the future, if any, could also contain similar or additional covenants or restrictions. Any of these restrictions could limit our ability to adequately plan for or react to market conditions and could otherwise restrict certain of our corporate activities. Any material failure to comply with these covenants could result in a default under the Revolving Credit Agreement as well as instruments governing our future indebtedness. Upon a material default, unless such default were cured by us or waived by lenders in accordance with the Revolving Credit Agreement, the lenders under such agreement could elect to invoke various remedies under the agreement, including potentially accelerating the payment of unpaid principal and interest, terminating their commitments or, however unlikely, potentially forcing us into bankruptcy or liquidation. In addition, a default or acceleration under such agreement could trigger a cross default under other agreements, including potential future debt arrangements, the BGC Group Notes or BGC Partners Notes. No assurance can be given that our operating results will be sufficient to service our indebtedness or to fund all of our other expenditures or to obtain additional or replacement financing on a timely basis and on reasonable terms in order to meet these requirements when due.

Credit ratings downgrades could adversely affect our cost of capital and the availability of debt financing.
Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including our operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of BGC, Cantor or any of their other affiliates, and/or the associated ratings outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates payable on our future or our and BGC Partners’ currently outstanding debt may increase in the event that our ratings decline; for example, under the terms of our and BGC Partners’ outstanding senior notes, a downgrade in our credit ratings by both Fitch Ratings Inc. and Standard & Poor’s would lead to an increase in the interest rates payable on those notes.
As of December 31, 2025, BGC Group’s public long-term credit ratings were BBB- from Fitch Ratings Inc. and S&P Global Ratings, BBB from Kroll Bond Rating Agency and BBB+ from Japan Credit Rating Agency, Ltd. and the associated outlooks on all the ratings were stable. No assurance can be given that our credit ratings will remain unchanged in the future. Any negative change to our credit ratings and associated outlooks may restrict our ability to raise additional capital or refinance debt on favorable terms, and any resulting impacts on our funding access, liquidity or perceived creditworthiness among our clients, counterparties, lenders, investors or other market participants could have a material adverse effect on our business, financial condition, results of operations and prospects. See “—Credit Risk— Credit ratings downgrades or defaults by us, Cantor or another large financial institution could adversely affect us or financial markets generally.”
Potential acquisitions and new businesses may require significant cash resources and may lead to a significant increase in the level of our indebtedness.
Future or pending acquisitions and the formation of new businesses may require significant cash resources and lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial non-recurring transaction costs, including break-up fees, and assume new liabilities and expenses. Under the terms of our existing debt, we are permitted under certain circumstances to incur additional debt, grant liens on our assets to secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our debt when due. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects. To the extent that we borrow additional funds, the terms of such borrowings may include higher interest rates, more stringent financial covenants, change of control provisions, make-whole provisions or other terms that could have a material adverse effect on our business, financial condition, results of operations and prospects.
Risks Related to Our Senior Notes
We may not have the funds necessary to repurchase the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the BGC Group 6.150% Senior Notes upon a change of control triggering event as required by the indentures governing these notes.
Upon the occurrence of a “change of control triggering event” (as defined in the indentures governing the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, and the BGC Group 6.150% Senior Notes), unless we have exercised our right to redeem such notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 101% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient, readily available financial resources, or would be able to arrange financing, to repurchase the BGC Group 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the BGC Group 6.150% Senior Notes upon a “change of control triggering event.” A failure by us to repurchase the notes when required would result in an event of default with respect to the notes. In addition, such failure may also constitute an event of default and result in the effective acceleration of the maturity of our other then-existing indebtedness.

The requirement to offer to repurchase the BGC Group 8.000% Senior Notes, the BGC Partners 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the BGC Group 6.150% Senior Notes upon a “change of control triggering event” may delay or prevent an otherwise beneficial takeover attempt of us.
The requirement to offer to repurchase the BGC Group 8.000% Senior Notes, the BGC Partners 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, or the BGC Group 6.150% Senior Notes upon a “change of control triggering event” may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.
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
Many companies, including those in the computer and financial services industries, own large numbers of patents, copyrights, and trademarks and sometimes file lawsuits based on allegations of infringement or other violations of intellectual property rights. In addition, there has been a proliferation of patents applicable to these industries and a substantial increase in the number of such patent applications filed. Under current law, U.S. patent applications typically remain secret for 18 months or, in some cases, until a patent is issued. Because of technological changes in these industries, patent coverage, and the issuance of new patents, it is possible certain components of our products and services may unknowingly infringe existing patents or other intellectual property rights of others. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.
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
Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure and could cause financial loss and harm to our reputation and our business. We have from time to time found defects and errors in our technology, products and services and defects and errors in our technology, products or services may be detected in the future. In addition, our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in integrating the acquired technologies, products and services, and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their business and for financial transactions, any errors, defects, or disruptions in such technology, products and services or other performance problems with our technology, products and services could subject our customers to harm and hurt our reputation.
Malicious cyber-attacks and other adverse events that affect our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
While we view cybersecurity as a top priority, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving technological shifts. Our businesses require us to process and monitor, on a daily basis, a very large number of transactions, many of which are highly complex, across numerous and diverse markets and in many currencies. Developing and maintaining our operational systems and infrastructure are challenging, particularly as a result of us and our clients entering into new businesses, jurisdictions and regulatory regimes, and rapidly evolving legal and regulatory requirements. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including malicious cyber-attacks or other adverse events, which may adversely affect our ability to process these transactions or provide services or products.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures, such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our customers’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential customer information), account takeovers, unavailability or disruption of services, computer viruses, acts of vandalism, or other malicious code, ransomware, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Additionally, we may be vulnerable to cybersecurity attacks utilizing emerging technologies, such as AI. Despite the defensive measures we have taken, these threats may come from external forces, such as governments, nation-state actors, organized crime, hackers, and other third parties or may originate internally from within our business. Given the high volume of transactions involved in our business, certain errors may be repeated or compounded before they are discovered and rectified.
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
There have been an increasing number of ransomware, hacking, phishing and other cyber-attacks in recent years in various industries, including ours, and cybersecurity risk management has been the subject of increasing focus by our regulators. Like other companies, we have on occasion experienced, and may continue to experience, threats to our systems, including viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. The techniques used in these attacks are increasingly sophisticated (including through the use of AI), change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our customers’ or other third parties’ operations, which could result in reputational damage, financial losses, customer dissatisfaction and/or regulatory penalties, which may not in all cases be covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.
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
We and our competitors may use AI in our businesses, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.
We use and continue to develop AI tools in our business, including, without limitation, machine learning and generative AI tools, and may integrate AI into our platforms, products, offerings and services, including client-facing ones. Such use and integration of AI may present legal, regulatory and other challenges that could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. Our efforts to utilize AI may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks.
If the output of any AI used in our business or integrated into our platforms, products, offerings or services are or are alleged to be deficient, false, inaccurate, misleading, infringing, violative of third-party rights, discriminatory or biased, our business, financial condition, reputation and results of operations may be adversely affected. Moreover, the use of AI could lead to the inadvertent disclosure of personal, confidential and/or proprietary information, which could put us at a competitive disadvantage and adversely affect our proprietary rights, business and financial condition and expose us to privacy violations, reputational harm and liability. Ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.
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

Risks Relating to Our Key Personnel and Employee Turnover
Leadership changes and the resulting transition following our former Chairman and Chief Executive Officer’s confirmation as the U.S. Secretary of Commerce could have an adverse effect on our business.
On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. Howard Lutnick stepped down as our Chairman of the Board and Chief Executive Officer, positions he has served in since 1999, and our Board appointed Messrs. John Abularrage, JP Aubin, and Sean Windeatt as our Co-Chief Executive Officers. On the same day, the Board appointed Mr. Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, the Board appointed our Executive Vice President and Chief Legal Officer, Mr. Stephen Merkel, to serve as Chairman of the Board.
While we have full confidence in our proven senior management team, including our three Co-Chief Executive Officers, which are long-term and respected industry veterans, the loss of Mr. Howard Lutnick’s deep institutional knowledge and industry relationships, may impact our ability to meet our financial and operational goals as we and our management continue to adapt to his departure. While we believe our management, including our Co-Chief Executive Officers, have significant skills and longevity in our industry, the change in leadership, particularly in the short term, could result in disruption or otherwise impact our operations and our ability to execute on our current strategy and pursue new strategic initiatives, which in turn could have an adverse effect on our business.
The loss of key employees or the failure to hire and retain highly skilled and other key personnel could negatively affect our business.
Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract customer transactions. Further, as we diversify into future business lines or geographic regions, hiring and engagement of effective management in these areas will impact our success. See Part I, “Item 1—Business—Human Capital Management.” If our retention efforts are not successful or our turnover rate increases in the future, our business, results of operations and financial condition could be materially adversely affected.
Effective succession planning is also important to our long-term success. Failure to smoothly navigate current and future transitions among our existing or future senior management or to effectively transfer knowledge to future executive officers and key employees could hinder our strategic planning and execution. From time to time, members of senior management or other key employees may leave our Company or be absent due to illness or other factors. While we strive to retain our key employees and to reduce the negative impact of such changes when they occur, losing certain key employees could result in significant disruptions to our operations, adversely impact employee retention and morale, and seriously harm our business. Similarly, hiring, training, and successfully integrating replacements for critical personnel or new management structures or reporting lines is time consuming and potentially disruptive, and, if unsuccessful, could disrupt our operations, and as a result could materially adversely affect our business, financial condition, results of operations and prospects.
The ability of key employees to devote adequate time and attention to us is a key part of the success of our business, and failure to continue to have the benefit of these persons’ service at sufficient levels may adversely affect our business and prospects.
Certain officers and other key employees have positions with and obligations to Cantor, Newmark, or their respective affiliates, and may dedicate only a portion of their professional efforts to our business and operations. There may be no contractual obligation for them to spend a specific amount of their time with us, Newmark or Cantor and their respective affiliates.
For example, Mr. Stephen Merkel, the Chairman of our Board and our Executive Vice President and General Counsel, is employed as Executive Vice Chairman, Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and Chief Legal Officer of Newmark as well as Chairman of Newmark’s board of directors. In addition, Mr. Stephen Merkel also holds offices at various other affiliates of Cantor. Mr. Stephen Merkel is not subject to employment agreements with us or any of our subsidiaries.
In 2025, Mr. Stephen Merkel spent approximately 35% of his working time on our matters. Mr. Stephen Merkel expects to spend approximately 30% of his working time on our matters in 2026. This percentage may vary depending on business developments, strategic initiatives or acquisition activity at us, Newmark, Cantor or any of our or their other affiliates, including SPACs.
Mr. Stephen Merkel or certain other of our officers or key employees who have positions with and obligations to other entities may not be able to dedicate adequate time and attention to our business and operations, may be subject to conflicts of interest with us due to their other positions and obligations, and we could experience an adverse effect on our operations due to the demands placed on these persons by their other professional obligations.

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
While we have had success in responding to challenges to certain of our non-compete provisions, there can be no assurance that our non-competition agreements will be found enforceable if challenged in certain jurisdictions, including jurisdictions that generally do not enforce post-employment restrictive covenants or in jurisdictions that have adopted or expanded restrictions on the use of post-employment restrictive covenants, such as California. More jurisdictions may adopt similar rules. A successful challenge to any of our post-employment restrictive covenants may have a material impact on our business, financial condition, results of operations and prospects.
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
We have excluded OTC Global from BGC management’s assessment of internal control over financial reporting. When OTC Global is included in our assessment, we may discover the need to implement additional effective internal controls, and the integration of OTC Global in our business could take longer than expected.
On April 1, 2025, we completed the acquisition of OTC Global, which established our Company as the world’s largest ECS broker by revenue as of December 31, 2025. As permitted under SEC regulations, we have excluded OTC Global from BGC’s assessment of internal control over financial reporting until April 1, 2026. When OTC Global is included in our assessment, we may discover the need to design and implement additional effective internal controls which could result in additional integration efforts or take additional time. While we expect to complete the integration of OTC Global in our business in 2026, this process could take longer than expected.

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
Firms in the financial services industry, including us, have experienced increased scrutiny in recent years, and penalties, fines and other sanctions sought by regulatory authorities, including the SEC, the CFTC, FINRA, the NFA, state securities commissions and state attorneys general in the U.S., and the FCA in the U.K. and other international regulators have increased accordingly. While the current U.S. administration and other international administrations have begun rolling back regulation within the financial services industry, the existing regulatory environment, and the manner and extent of any reductions in regulatory burden, may continue to create uncertainty. From time-to-time, we have been and are subject to periodic examinations, inspections and investigations, including periodic risk assessment and related reviews of our U.K. group. As a result of such reviews, we have been and may in the future be subject to increased monitoring (including in relation to matters unrelated to our activities in the financial services industry) and be required to include or enhance certain regulatory structures and frameworks in our operating procedures, systems, and controls.
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
A settlement of, or judgment related to, any such matters could result in regulatory, civil or criminal liability, fines, penalties, restrictions or limitations on our operations and activities and other sanctions and could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Any such action could also cause us significant reputational harm, which, in turn, could materially harm our business. In addition, regardless of the outcome of such matters, we may incur significant legal and other costs, including substantial management time, dealing with such matters, even if we are not a party to the litigation or a target of the inquiry. Significant regulatory action or substantial legal liability against us could have a material adverse effect on our business, financial condition, results of operations and prospects, or cause significant reputational damage to us, which could seriously harm us.
We depend to a large extent on our relationships with our customers and our reputation for integrity and high-caliber professional services to attract and retain customers. Negative publicity about us, including our past or present officers or stockholders, including information published in the press or posted on social media, whether or not true, or any resulting lawsuits or investigations by regulators, legislators or law enforcement officials, may divert the time of our management and our resources, harm our reputation or otherwise negatively affect us, our business, financial condition, results of operations and prospects. If we fail to address, or appear to fail to address, issues that may give rise to reputational risk, it may significantly harm our business prospects. These issues may include, but are not limited to, perceived conflicts of interest or other ethical issues, and employee misconduct, in all cases both regarding ourselves and our affiliates.
We are subject to the risk of failure of our employees to comply with applicable laws, rules and regulations or to be adequately supervised by their managers, and to the extent that such individuals do not meet these requirements, we have been and may be subject to the risk of fines or other penalties as well as reputational risk. It is not always possible to deter and detect employee misconduct or fraud. While we have various supervisory systems and compliance processes and procedures in place, and seek to mitigate applicable risks, the precautions we take to deter, detect and prevent this activity may not be effective in all cases. As a result, if our customers are not satisfied with our products or services, or our employees do not adhere to all applicable legal and professional standards, such matters may be more damaging to our business than to other types of businesses.
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
Our FMX business is subject to risks related to regulatory oversight and approval. On January 22, 2024, FMX received approval from the CFTC to operate an exchange for U.S. Treasury and SOFR futures. On September 23, 2024, FMX Futures Exchange launched the trading of SOFR futures. On May 18, 2025, FMX Futures Exchange also successfully launched the trading of U.S. Treasury futures contracts, initially with 2-year and 5-year contracts. The ongoing operation of FMX may require further regulatory approval and be subject to regulatory oversight, which could subject us to additional costs or obstacles. The failure of FMX to receive any required regulatory approvals to operate may adversely affect our business.

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
Our international operations are also subject to capital requirements in their local jurisdiction. BGC Brokers L.P., GFI Securities Limited, Oil Brokerage Limited and OTC Europe LLP, which are based in the U.K., are subject to solo capital and liquidity requirements established by the FCA’s Investment Firm Prudential Regime. In addition, BGC European Holdings L.P. is subject to the FCA’s consolidated capital and liquidity requirements. The capital and liquidity requirements of our French entities (and their EU branches) are predominantly set by the ACPR. U.K. and EU authorities apply stringent provisions with respect to capital and liquidity applicable to the operation of these brokerage firms, which vary depending upon the nature and extent of their activities.
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

On November 2, 2023, the SEC passed rules for the registration and regulation of security-based swap execution facilities. New Regulation SE under the Exchange Act creates a regime for the registration and regulation of security-based SEFs. The new regulatory framework was one of the major reforms required under Title VII of the Dodd-Frank Act relating to the over-the-counter derivatives market. In developing this proposal, the SEC sought to harmonize as closely as practicable with parallel rules of the CFTC that govern SEFs and swap execution generally. Regulation SE implements the Exchange Act’s trade execution requirement for security-based swaps and address the cross-border application of that requirement; implement Section 765 of the Dodd-Frank Act to mitigate conflicts of interest at security-based SEFs and national securities exchanges that trade security-based swaps; and promote consistency between proposed Regulation SE and existing rules under the Exchange Act. In August 2024, GFI Swaps Exchange LLC submitted an application to the SEC to become an SEC registered SEF. In addition, on behalf of a number of our foreign platforms, we have requested an exemption from registration as an SEC SEF. The exemptive relief is pending approval by the SEC. On January 29, 2025 the SEC approved GFI Swaps Exchange LLC’s application and the firm’s registration became effective on February 27, 2025.
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
Our ECS business activities, including those related to environmental and emission, power, oil, and natural gas products, subject us to extensive regulation, potential catastrophic events and other risks that may result in our incurring significant costs and liabilities.
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
In addition, the SEC has also adopted final rule amendments that have shortened the standard settlement cycle for most broker-dealer securities transactions from two business days after the trade date (T+2) to one business day after the trade date (T+1). There may be additional settlement cycle changes in the future. The shortening of settlement cycles may increase the operational demands, funding issues, fails penalties and buy‑ins associated with transactions, and may require systems and process overhauls with associated cost and error risk.
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
We also compete with companies that provide alternative products and services, such as contracts traded on futures exchanges, and trading processes, such as the direct dealer-to-dealer market for government securities and exchange markets for corporate equities, debt and other securities. We increasingly compete, directly or indirectly, with exchanges for the execution of trades in certain products, mainly in fixed income products and derivatives, such as futures, swaps, options, and options on futures, such as the platforms operated by the CME Group. We also directly compete with the CME Group through our FMX Futures Exchange. Certain exchanges have made and will likely continue to make attempts to move certain OTC-traded products to exchange-based execution, or to create listed derivatives products that mimic the qualities of similar OTC-traded products. We also compete with consortia, which are created or funded from time to time by banks, broker-dealers and other companies involved in financial services to compete in various markets with exchanges and inter-dealer brokers. We may compete in OTC-traded products with platforms, such as those owned by MarketAxess Holdings Inc. and Tradeweb Markets, in fixed income products or various OTC FX platforms owned by exchanges such as CME, CBOE and Deutsche Börse. In addition, financial data and information firms such as LSEG Data & Analytics and Bloomberg L.P. operate trading platforms for both OTC and listed products and may attempt to compete with us for trade execution in the future. We also increasingly compete with a number of ECS brokerage firms, such as Marex Group PLC, StoneX Group, and Clarksons PLC, as we continue to invest in the growth of this asset class.
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
In addition, new competitors may emerge, and our product and service lines may be threatened by new technologies or market trends that reduce the value of our existing product and service lines or we may enter new businesses, including crypto-currency and similar opportunities, for which there are high barriers to entry or for which we may be subject to additional regulation. If we are not able to compete successfully in the future, our revenues could be adversely impacted, and as a result our business, financial condition, results of operations and prospects could be materially adversely affected.
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
The combination of this consolidation and concentration of market share may lead to increased concentration among our brokerage customers, which may reduce our ability to negotiate pricing and other matters with our customers and lower volumes. Additionally, the sales and trading global revenue market share has generally become more concentrated over the past several years among the top investment banks across equities, fixed income, currencies, and commodities.
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
We currently provide products and services to customers in many foreign countries, and may seek to expand our operations into additional jurisdictions. On a consolidated basis, revenues from foreign countries were approximately $2.0 billion, or approximately 66% of total revenues, for the year ended December 31, 2025. In many countries, the laws, rules and regulations applicable to the financial services industry are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local regulations in every jurisdiction. Our inability to remain in compliance with local laws, rules and regulations in a particular foreign jurisdiction could have a significant and negative effect not only on our business in that market, but on our reputation generally. If we are unable to manage any of these risks effectively, our business, financial condition, results of operations and prospects could be adversely affected.
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
We enter transactions in cash and derivative instruments primarily on an agency and matched principal basis with counterparties domiciled in countries in Latin America, Eastern Europe and Asia. Transactions with these counterparties are generally in instruments or contracts of sovereign or corporate issuers located in the same country as the counterparty. This exposes us to a higher degree of sovereign or convertibility risk than in more developed countries. In addition, these risks may entail correlated risks. A correlated risk arises when the counterparty’s inability to meet its obligations also corresponds to a decline in the value of the instrument traded. In the case of a sovereign convertibility event or outright default, the counterparty to the trade may be unable to pay or transfer payment of an instrument purchased out of the country when the value of the instrument has declined due to the default or convertibility event. A global financial crisis of would heighten the risk of sovereign or convertibility events in emerging markets similar to the events that occurred in previous financial downturns. Our risk management function monitors the creditworthiness of emerging countries and counterparties on an ongoing basis and, when the risk of inconvertibility or sovereign default is deemed to be too great, correlated transactions or all transactions may be restricted or suspended. However, there can be no assurance that these procedures will be effective in controlling these risks.

Our operations are global and exchange rate fluctuations and international market events could materially and adversely impact our business, financial condition, results of operations and prospects.
Because our operations are global, we are exposed to risks associated with changes in FX rates. Changes in foreign currency rates create volatility in the U.S. dollar equivalent of revenues and expenses which may result in higher or lower values than in an otherwise constant currency exchange rate environment, in particular with regard to British Pounds and Euros. In addition, changes in the remeasurement of our foreign currency denominated net assets are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. We monitor our net exposure to foreign currencies on a daily basis and we may hedge our exposure as deemed appropriate with major financial institutions. However, potential movements in the U.S. dollar against other currencies in which we earn revenues have in the past and may in the future materially and adversely affect our results of operations and financial condition. In particular, during the fourth quarter and full year ending December 31, 2025, certain of our expenses increased as a result of the sustained weakening of the U.S. dollar against currencies in which we incur expenses, thereby increasing the U.S. dollar equivalent of those costs. A sustained increase in such expenses as a result of currency fluctuations may negatively impact our financial condition, results of operations and prospects. For additional information on our foreign currency risk, refer to “Foreign Currency Risk” in Part II, “Item 7A – Quantitative and Qualitative Disclosures About Market Risk.”
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
Historically, our business operations have been substantially located in the U.S. and the U.K. While we are expanding our business to new geographic areas, we are still highly concentrated in these areas. Because we derived approximately 36.0% and approximately 33.5% of our total revenues on a consolidated basis for the year ended December 31, 2025 from our operations in the U.K. and the U.S., respectively, our business is exposed particularly to adverse regulatory and competitive changes, economic downturns and changes in political conditions in or trade tensions between these countries. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations and prospects could be materially adversely affected.
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
Concentration and Market Risk
Given the concentration of our brokerage business on our ECS and Rates products, we could be significantly affected by any downturn in those product markets.
We offer our brokerage services in five broad product categories: ECS, Rates, FX, Credit, and Equities. For the year ended December 31, 2025, our ECS asset class was our largest product category and accounted for approximately 37.1% of our total brokerage revenues on a consolidated basis. Our Rates asset class has historically been our largest product category but is now our second largest product category, which accounted for approximately 28.4% of our total brokerage revenues on a consolidated basis for the year ended December 31, 2025. While we focus on expanding and have successfully diversified our product offerings, including through recent acquisitions in our ECS business, we may currently be exposed to any adverse change or condition affecting the energy, commodities and interest rates markets. Accordingly, the concentration of our brokerage business on our ECS and Rates products subjects our results to greater market risk than if we had more diversified product offerings.
Due to our current customer concentration, a loss of one or more of our significant customers could materially harm our business, financial condition, results of operations and prospects.
For the year ended December 31, 2025, on a consolidated basis, our top ten customers, collectively, accounted for approximately 23.6% of our total revenues. We have limited long-term contracts with certain of these customers. If we were to lose one or more of these significant customers for any reason, including as a result of further consolidation and concentration in the financial services industry, and not be compensated for such loss by doing additional business with other customers or by adding new customers, our revenues would decline significantly and our business, financial condition, results of operations and prospects would materially suffer.
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
Certain categories of trades settle for clearing purposes with CF&Co, one of our affiliates. CF&Co is a member of FINRA and the FICC, a subsidiary of the Depository Trust & Clearing Corporation. In addition, certain affiliated entities are subject to regulation by the CFTC, including CF&Co and BGCF. In certain products, we, BGCF and our affiliates act in a matched principal or principal capacity in markets by posting and/or acting upon quotes for our account. Such activity is intended, among other things, to assist us and other affiliates in managing proprietary positions (including, but not limited to, those established as a result of combination trades and errors), facilitating transactions, framing markets, adding liquidity, increasing commissions and attracting order flow.
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
In addition, we have had and may again have considerable holdings of marketable securities received by us as consideration for the sale of certain businesses. We may seek to manage the market risk exposure inherent in such holdings by minimizing the effect of price changes on a portion of such holdings, including through the use of derivative contracts. There can, however, be no assurance that our hedging activities will be adequate to protect us against price risks associated with these holdings, or that the costs of such hedging activities will not be significant. Further, any such hedging activities and other risk management techniques may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk, including unpredicted price movements, counterparty defaults or other risks that are unidentified or unanticipated. Any such events could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
As long as Cantor and CFGM beneficially own a majority of our total voting power, they will have the ability, without the consent of the other holders of our Class A common stock, to elect all of the members of our Board and to control our management and affairs. In addition, they will be able to determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, such as when transferred to an entity controlled by Cantor and CFGM or to a member of or a trust for the benefit of a member of the Lutnick family, the shares of our Class B common stock issued to Cantor and CFGM may be transferred without conversion to our Class A common stock.
BGC Class B common stock is controlled by Cantor and CFGM and is not subject to conversion or termination by our Board or any committee thereof, or any other stockholder or third party. This differential in the voting rights of our Class B common stock could adversely affect the market price of our Class A common stock.
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

While we paid quarterly dividends of $0.02 per share in 2025, we plan to continue to prioritize share repurchases over dividends and distributions. The Inflation Reduction Act of 2022 provides for a new U.S. federal 1% excise tax on stock repurchases, which has been in effect since January 1, 2023. We continue to analyze the impacts of the IR Act and related regulatory developments.
Our ability to pay dividends may be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare and pay dividends.
Our Board and our Audit Committee have authorized repurchases of shares of BGC Class A common stock or other equity interests in us or in subsidiaries, from Cantor, our executive officers, other employees, and others. On November 5, 2025, the BGC Group Board and Audit Committee re-authorized our Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. As of February 27, 2026, we had approximately $386.9 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive from our operating subsidiaries in our business. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained or that repurchases and purchases will be made at current or future levels.
We are a “controlled company” within the meaning of the Nasdaq Stock Market rules and we qualify for certain exemptions from the corporate governance requirements for companies listed on Nasdaq. While we have not relied on any exemptions from these corporate governance standards to date, we may elect to do so in the future.
Cantor and CFGM control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Stock Market rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain Nasdaq rules regarding corporate governance, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its director nominees be selected or recommended for the board of directors’ selection by a majority of the independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with a formal written charter or board resolutions, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.
We currently do not rely on any of these exemptions and are barred from doing so under our bylaws. Additionally, relying on certain of these exemptions would require amending applicable corporate governance documents, such as our Corporate Governance Guidelines or Board committee charters. While we have no current plan to take such action, in the future we may consider amending our bylaws and applicable corporate governance documents, and begin relying on all or a portion of these exemptions. In such case, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s rules. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
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
We expect Cantor to manage its continued ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of our Class A common stock, which would dilute Cantor’s voting power in us. See “—Risks Related to Our Relationship with Cantor and its Affiliates” for more information on risks related to Cantor and CFGM’s control of us.
Risks Related to Our Relationship with Cantor and its Affiliates
We are controlled by Cantor and CFGM, which are controlled by Mr. Brandon Lutnick, whose interests may conflict with ours and who may exercise their control in a way that favors their interests to our detriment, and these relationships may subject us to particular scrutiny.
We are controlled by Cantor and CFGM, which are controlled indirectly by Mr. Brandon Lutnick, Cantor’s Chief Executive Officer and Chairman and CFGM’s Chief Executive Officer. As of February 27, 2026, Mr. Brandon Lutnick beneficially owned 2.0 million shares of our Class A common stock and 109.4 million shares of our Class B common stock, collectively representing 75.1% of the total voting power of our outstanding common stock.
Since our inception, we have been controlled directly by Cantor and, through last year, indirectly by Mr. Howard Lutnick, our former Chief Executive Officer and Chairman, through his control of Cantor. Following his confirmation as the 41st U.S. Secretary of Commerce on February 18, 2025, his son, Mr. Brandon Lutnick, was appointed as Chief Executive Officer and Chairman of Cantor and Chief Executive Officer of CFGM and as a member of our Board of Directors, and his son, Mr. Kyle Lutnick, was appointed as Executive Vice Chairman of Cantor and President of CFGM. See “Business—Our History.” On October 6, 2025, the divestiture of Mr. Howard Lutnick’s holdings was completed in compliance with U.S. government ethics rules. See “Business—Our Organizational Structure—2025 Mr. Howard Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement” for more information.
Cantor, CFGM, and Mr. Brandon Lutnick, indirectly through his control of Cantor and CFGM, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.
Cantor’s, CFGM,’s and/or Mr. Brandon Lutnick’s ability to exercise control or influence over us could create or appear to create potential conflicts of interest. Conflicts of interest or the appearance thereof may arise between us and Mr. Brandon Lutnick, Cantor and CFGM and/or other members of the Lutnick family in a number of areas relating to our past and ongoing relationships, including:
•potential acquisitions and dispositions of businesses, mergers, joint ventures, investments or similar transactions, and the entry into new or expansion of existing business lines;

•the issuance, acquisition or disposition of securities by us;
•the election of new or additional directors to our Board and/or causing the appointment of executive officers or other members of the management team, any of which could be members of the Lutnick family;
•the payment of dividends by us (if any), and repurchases of shares of our Class A common stock or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others;
•any loans to or from us or Cantor, or any financings or credit arrangements that relate to or depend on our relationship with Cantor or its relationship with us;
•clients of ours who may also be clients of Cantor or Newmark, and any preferential terms or terms perceived as being preferential that may be extended to such clients by Cantor, Newmark or us;
•investment banking services or advisory services provided by Cantor, CF&Co and its affiliates, and any customary fees and commissions associated with such services;
•market making or underwriting provided by Cantor, CF&Co and its affiliates for our notes once the appropriate registration statement is filed with the SEC;
•intellectual property matters;
•business combinations involving us;
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
•provision of clearing capital pursuant to the Clearing Agreement;
•any positions by members of the Lutnick family with us, including as directors or officers, and our affiliates, Newmark and/or Cantor and their ownership of any of our equity or the equity of any of Cantor’s other affiliates; and
•any transactions between us or any of our affiliates and the U.S. government or related entities or any actual or perceived conflicts of interests related thereto.
Further, potential allegations of conflicts or reputational impacts could occur, which may have an adverse effect on our business. In addition to Cantor’s control of us, members of the Lutnick family have been or currently are members of our Board, employed by and/or involved in the management of our and our affiliates’ businesses, and may in the future be appointed to our Board or our management team. Further, Mr. Howard Lutnick’s government role and high profile may subject him to additional conflicts and ethics rules, regulatory or media scrutiny and reputational risk including resulting from allegations, whether or not true. The items noted above could periodically divert management attention and could impact our reputation, business, operating results and financial condition.
Our restated certificate of incorporation contains provisions that may make it easier for Cantor or its subsidiaries to compete with us.
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
Agreements between us and Cantor and/or its affiliates are between related parties, and the terms of these agreements or those with third parties may be less favorable to us than those that we could negotiate absent such relationships and may subject us to litigation.
Our relationship with Cantor and/or its affiliates may result in agreements with Cantor and/or its affiliates that are between related parties. For example, we provide to and receive from Cantor and/or its affiliates various administrative services, including investment banking services. As a result, the prices charged to us or by us for services provided under any agreements with such entities may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. In addition, Cantor has an unlimited right to internally use market data from us without any cost. Any related-party transactions or arrangements between us and such parties is subject to the prior approval by our Audit Committee, but generally do not otherwise require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of the other stockholders. Certain of our agreements and other arrangements with Newmark and Cantor may be amended upon the consent of each of the parties to those agreements and approval of our Audit Committee, and any such amendment may be less favorable to us than if we were dealing with an unaffiliated party.
In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own business and/or of the relationships that exist between and among Cantor and its other affiliates and us. There is no assurance that such restructuring would not result in a material expense or disruption to our business.
We have entered and may in the future enter into further agreements and/or provide services to certain of our clients that we share with Cantor. If the terms of such arrangements are or are perceived as being less favorable to us than those that we could have negotiated with clients who do not have a relationship with Cantor, it could harm our reputation, business, operating results and financial condition.
These relationships may from time to time subject us to litigation. For example, on February 16, 2024, an alleged Company stockholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, L.P. and Mr. Howard Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A stockholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. The defendants moved to dismiss the complaint on April 22, 2024. The motion was argued at a hearing on January 9, 2025. On April 10, 2025, the court issued its decision dismissing the complaint in full on the grounds that the plaintiff’s claim is derivative in nature and the plaintiff failed to make a demand on the Board or plead that such a demand was futile. Plaintiff did not appeal the court’s ruling and the judgment dismissing the matter is now final.
RISKS RELATED TO OUR CLASS A COMMON STOCK
Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of offerings of shares of our Class A common stock by us, and such sales or the perception that such sales could occur may adversely affect prevailing market prices for our stock.
We may sell shares of our Class A common stock from time to time. As a well-known seasoned issuer, we may file an automatic shelf registration statement and commence a registered offering, including of our Class A common stock, immediately thereafter.

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2025, we have issued an aggregate of 4.1 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement. We also have an effective shelf Registration Statement on Form S-3 pursuant to which we can offer and sell up to 10 million shares of BGC Class A common stock under the BGC Group, Inc. DRIP. As of December 31, 2025, we have issued 0.9 million shares of BGC Class A common stock under the DRIP. We have filed a number of registration statements on Form S-8 pursuant to which we have registered the shares underlying the BGC Group Equity Plan. As of December 31, 2025, there were 405.7 million shares remaining for sale under such registration statements.
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
GENERAL RISKS
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
Ongoing scrutiny and changing expectations from stockholders, clients, customers and policy makers with respect to the Company’s corporate responsibility practices may result in additional costs or risks.
Companies across our industry are facing continuing scrutiny related to their corporate responsibility practices. Investor advocacy groups, certain institutional investors, investment funds, other influential investors, and policy makers, are also focused on such practices and, in recent years, have placed increasing importance on the non-financial impacts of their investments. Further, customer bids, requests for proposals and other customer arrangements or opportunities may require disclosure of or improvements in corporate responsibility metrics in order to compete for business. If our practices and disclosure of specific metrics do not meet customer, investor or other industry participant expectations, which continue to evolve, we may not win or may lose customers, or may incur additional costs and our business, financial condition, results of operations and prospects could be materially adversely affected.

Similarly, there continues to be an increased focus by governmental and nongovernmental organizations on corporate responsibility and sustainability-related actions, targets, and disclosures; increased costs and investment associated with corporate responsibility efforts; and increasing compliance obligations with related laws, regulations, executive orders and standards adopted in various jurisdictions. Given the varied and at times divergent views of different stakeholder groups, any action or inaction by us with respect to corporate responsibility initiatives may be perceived negatively by some stakeholders. Furthermore, the regulatory landscape surrounding corporate responsibility matters continues to evolve and remains uncertain. All of the foregoing could expose us to market, operational and execution costs or risks, as well as litigation, audits, investigations, or adverse stakeholder action.
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
Risk Management and Strategy
Our global cybersecurity processes form the comprehensive framework we utilize for planning, performing, managing, assessing, and improving our security controls as they relate to cybersecurity, and form part of our overall risk management system. We aim to conduct our cybersecurity program in accordance with currently recognized global policies and standards for cybersecurity and information technology. These processes are managed by our cybersecurity team headed by our CISO and CIO and supported by our business continuity teams.
We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. These measures include regular phishing simulations, annual general cybersecurity awareness training and annual data protection training. We also participate in industry-specific cybersecurity roundtables and professional groups to remain abreast of industry-wide cybersecurity developments and best practices and thereby enhance our threat identification processes and responses as necessary. Additionally, when engaging with and utilizing third-party vendors and partners for our business, we conduct various oversight assessments, including due diligence and periodic monitoring to identify potential cybersecurity threats associated with our conducting business with such vendors and partners and to deliver any corresponding risk exposure aligns with our business requirements and risk tolerances.
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

Board Governance and Management
Our global cybersecurity processes are managed primarily by our CISO, whose experience includes approximately 20 years of service in roles relating to assessing, managing and providing oversight for cybersecurity risks at public and private entities, our CIO, whose experience includes managing the technology professionals and processes at public and private financial services companies, our global CIO, whose experience includes approximately 40 years of service in financial services and technology management, and our CFO, whose experience includes risk management and specialized financial knowledge.
Pursuant to the Audit Committee charter, the Audit Committee oversees the management of the Company’s risk management process, including the identification, prioritization, assessment and management of risks related to cybersecurity. While our Board and Audit Committee members have broad experience in risk management and in some cases technological expertise relating to cybersecurity, our CISO and CIO and management teams handle cybersecurity threat management. The CISO and CIO provide the Board and Audit Committee with periodic reports regarding the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of our information security program, and any issues associated with the emerging threat landscape. In addition, the CISO provides periodic reports to our executive officers, members of the boards of certain of our regulated entities internationally and other members of our senior management as appropriate. Material events and updates are reported to the full Board and Audit Committee annually and on an ad hoc basis where warranted based on the level of materiality of any such incidents as determined by the incident reporting and escalation process led by our CISO and CIO. Our processes are regularly evaluated by internal and external experts, with the results of those reviews reported to senior management and, where appropriate, the Board and Audit Committee.
Although we believe risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future, and we continue to closely monitor risks from cybersecurity threats. For additional information on the impact of cybersecurity matters on us, see Part I, “Item 1A — Risk Factors — Risks Related to Our IT Systems and Cybersecurity.”
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
We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut. In addition, we occupy two data centers in the United Kingdom located in Canary Wharf and Romford, and two data centers in Asia located in Hong Kong and Singapore. Our U.S. operations also have office space in Red Bank, New Jersey; Palm Beach Gardens and Miami, Florida; Jericho, New York; Sugar Land and Houston, Texas; Louisville, Kentucky; and Chicago, Illinois.
ITEM 3.    LEGAL PROCEEDINGS
See Note 19—“Commitments, Contingencies and Guarantees” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10‑K and the information under the heading “Legal Proceedings” included in Part I, Item 7 of this Annual Report on Form 10‑K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for descriptions of our legal proceedings, which are incorporated by reference herein.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “BGC.” There is no public trading market for our Class B common stock, which is held by Cantor, CFGM, and entities controlled by members and by an individual member of the Lutnick family.
As of February 27, 2026, there were 908 holders of record of our Class A common stock and 6 holders of record of our Class B common stock.
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million. On November 5, 2025, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of December 31, 2025 we had approximately $389.2 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended December 31, 2025 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased[1]	Weighted- Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
October 1, 2025—October 31, 2025	6,200	$9.22	6,200
November 1, 2025—November 30, 2025	1,191	9.10	1,189
December 1, 2025—December 31, 2025	—	—	—
Total Repurchases	7,391	$9.20	7,389	$389,179
____________________________________
1    Includes 2 thousand shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $21 thousand at a weighted-average price of $9.12 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
2    Represents amount available under the Share Repurchase Authorization, which was authorized by the Board and Audit Committee on November 5, 2025 up to an amount of $400.0 million for which there is no expiration date.
Capital Deployment Priorities, Dividend Policy and Repurchase Program
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. While we paid quarterly dividends of $0.02 per share in 2025, we plan to continue to prioritize share repurchases over dividends and distributions. We repurchased 30.2 million shares of BGC Class A common stock during the year ended December 31, 2025. In addition, from January 1, 2026 through February 27, 2026, we repurchased 0.2 million shares of BGC Class A common stock.
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
The performance graph below shows a comparison of the cumulative total stockholder return of $100 invested in shares of the Company (identified as shares of BGC Partners, Inc. prior to July 1, 2023 and BGC Group, Inc. on July 1, 2023 and following) on December 31, 2020, measured on December 31, 2021, December 31, 2022, December 31, 2023, December 31, 2024, and December 31, 2025. The returns of the Peer Group have been weighted at the beginning of the period according to their U.S. dollar stock market capitalizations for purposes of arriving at a Peer Group average.
Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among BGC Group, Inc., the S&P 500 Index,
and Peer Group

$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
BGC Group, Inc.
Russell 2000
S&P 500
Peer Group

	2021	2022	2023	2024	2025
BGC Group, Inc.	$117.20	$96.03	$185.31	$234.30	$232.93
Russell 2000	114.82	91.35	106.82	119.14	134.40
S&P 500	128.71	105.40	133.10	166.40	196.16
Peer Group	81.54	87.21	111.72	159.99	226.97
*    The charts above reflect $100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
**    Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with its permission. All rights reserved. Copyright 1980-2026. Index data provided by Copyright Standard and Poor’s Inc. and Copyright Russell Investments. Used with permission. All rights reserved.

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
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the years ended December 31, 2025, 2024, and 2023.
FORWARD-LOOKING CAUTIONARY STATEMENTS
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East, Latin America and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, reductions in government spending, recession fears, infrastructure spending, supply chain issues and increased technology costs, market liquidity, and energy costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors;
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
•our ability to enter and succeed in new markets or develop new products, offerings, trade desks, marketplaces, or services for existing or new clients and, to pursue new operations and business initiatives, including our ability to develop new Fenics platforms and products, to successfully launch new initiatives which could require significant capital and significant efforts by management, including engaging partners on satisfactory terms, to manage long lead times to scale a successful venture, to convert certain existing products to a Fully Electronic trade execution, to successfully incorporate internally generated, acquired or third-party artificial intelligence into our products and any efforts by our competitors to do the same, and efforts to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, and our ability to manage the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;

•liquidity, regulatory, cash and clearing capital requirements;
•our relationships and transactions with Cantor and its affiliates, including CF&Co, and CCRE, our structure, the timing and impact of any actual or future changes to our organization or structure, any related party transactions, any challenges to our interpretation or application of complex tax laws to our structure, conflicts of interest or litigation, including with respect to executive compensation matters or other transactions with our current and former executive officers, and with the U.S. government or governmental entities, any impact of Cantor’s results on our credit ratings and associated outlooks, any clearing capital agreements, clearing services agreements, Repurchase Agreements or Reverse Repurchase Agreements with or loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such financing transactions, CF&Co’s acting as our sales agent or underwriter from time to time, Cantor’s holdings of Company Debt Securities, CF&Co’s acting as a market maker in Company Debt Securities, CF&Co’s acting as our financial advisor in connection with certain capital markets transactions and potential acquisitions, dispositions, divestitures or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
•the ongoing integration of acquired and new businesses, their technology, personnel and their operations and back-office functions with our other businesses and uncertainties related to the timing of the closing of such acquisitions, synergies, and revenue growth generated from such new, acquired or to be acquired businesses, as well as increased costs resulting from such businesses and our ability to control those and related costs, including with respect to the OTC Global acquisition;
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
•risks inherent in doing business in international markets or with international partners, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries, economic and political volatility in the U.K. and Europe, political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East, Latin America, other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions or jurisdictions, additional sanctions and regulations imposed by governments and related counter-sanctions and impacts to cross-border trade and travel as well as potential changes in these factors;
•the impact of any full or partial U.S. government shutdowns, other political developments, or reduced government staffing, including uncertainties regarding the debt ceiling, the federal budget and the deployment of federal funds, immigration policy, elections, political protests or unrest, boycotts, demonstrations, stalemates or other social and political developments, such as terrorist acts, acts of war or other violence, and potential changes in these factors;
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including but not limited to the OBBBA, changes in tax rates, interpretations of tax law, the impact of potential changes in U.K. tax rates and amendments to the application of National Insurance rules which impact our U.K. Partnership and its members, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, responses to global inflation rates, and other potential changes to tax and other policies resulting from elections and changes in governments;
•the effect on our business of leadership changes and the resulting transition following the confirmation of Mr. Howard Lutnick, our former Chief Executive Officer and Chairman of the Board, as U.S. Secretary of Commerce, the appointment of our three Co-Chief Executive Officers to replace Mr. Howard Lutnick, our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise;

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
•risks associated with the temporary or longer-term investment of our available cash, including in the BGC OpCos, defaults or impairments on our investments (including investments in non-marketable securities), joint venture interests, stock loans or cash management vehicles, costs associated with alterations to and collectability of loan balances owed to us by employees, the BGC OpCos or others;
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
•the timing of completion of or impacts of our current cost reduction program on our ability to enhance profitability and margins, the impacts of any related short-term increases to our compensation and employee benefits expenses, and our ability to realize the anticipated cost savings from such programs;
•our ability to manage turnover and hire, train, integrate and retain personnel, including brokers, salespeople, managers, and other front-office personnel, technology professionals, back-office and support services and personnel, and departures of senior personnel;
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
•our ability to identify and remediate any material weaknesses or significant deficiencies in our internal controls which could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers, and other front-office personnel and technology professionals;
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
•the expansion of our cybersecurity and AI processes to include new businesses, or the integration of the cybersecurity and AI processes of acquired businesses;
•the effectiveness of our governance, risk management, and oversight procedures and the impact of any potential transactions or relationships with related parties;
•the impact of our Corporate Responsibility or “sustainability” ratings on the decisions by clients, investors, ratings agencies, potential clients and other parties with respect to our businesses, investments in us, our borrowing opportunities or the market for and trading price of BGC Class A common stock, Company Debt Securities, or other matters, as well as the impact and potential cost to us of any policies, legislation, or initiatives in opposition to our Corporate Responsibility or “sustainability” policies;
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
The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings Part I, “Item 1A—Risk Factors,” and Part II, “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Annual Report on Form 10‑K, may cause actual results and events to differ materially from the forward-looking statements.

OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global marketplace, data, and financial technology company across the ECS and financial markets. We specialize in the brokerage and trade execution of a broad range of ECS products, including listed derivatives and physical commodities in the oil and refined, and environmental and energy transition, markets, as well as ship chartering. Additionally, we provide brokerage services across fixed income securities such as government bonds and corporate bonds, as well as interest rate derivatives and credit derivatives, foreign exchange, equities and futures and options. Our business also provides network and connectivity solutions, market data and related information services, and post-trade services.
Our integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through our platforms, for transactions executed either OTC or through an exchange. Through our electronic brands, we offer multiple trade execution, market data and information services, market infrastructure and connectivity services, as well as post-trade services.
BGC and leading global investment banks and market making firms have partnered to create FMX, part of the BGC Group of companies, which includes a U.S. interest rate futures exchange, a cash U.S. Treasuries platform and spot foreign exchange platform.
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
As of December 31, 2025, we had 2,510 brokers, salespeople, managers, and other front-office personnel across our businesses.

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
As a result of the Corporate Conversion, on July 1, 2023:
•64.0 million Cantor units, including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Class B common stock issued to Cantor will exchange into BGC Class A common stock in the event that BGC does not issue at least $75,000,000 in shares of BGC Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. As of February 27, 2026 we have issued approximately $19.4 million of BGC Class A common stock in connection with acquisitions since the Corporate Conversion;
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
2025 Board of Directors and Executive Officers Changes and Mr. Howard Lutnick Divestiture
On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Mr. Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed Messrs. John Abularrage, JP Aubin, and Sean Windeatt as Co-Chief Executive Officers of the Company and as the Co-Principal Executive Officers of the Company.
On October 6, 2025, Mr. Howard Lutnick completed the divestiture of his holdings in the Company, Cantor and CFGM in compliance with U.S. government ethics rules, including through the sale of all of the voting shares of CFGM and outstanding equity interests in various entities and family trusts that hold the Company’s common stock to trusts controlled by Mr. Brandon Lutnick, and the sale of all of BGC Class B common stock held directly by him to Cantor. See Part I, “Item 1—Our Organizational Structure—2025 Mr. Howard Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement” for more information.
FMX
FMX includes FMX UST, the world’s fastest growing cash U.S. Treasuries marketplace, FMX Futures Exchange, a U.S. interest rate future exchange, and FMX FX, a spot foreign exchange platform. FMX is challenging the CME’s leading position in U.S. interest rate futures, cash U.S. Treasuries and spot foreign exchange.
The FMX Equity Partners contributed $171.7 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest at a post-money equity valuation of $666.7 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem.
On September 23, 2024, FMX Futures Exchange launched the trading of SOFR futures, the largest notional futures contract in the world. On May 18, 2025, FMX Futures Exchange also launched the trading of U.S. Treasury futures contracts, initially with 2-year and 5-year contracts.
Fenics
For the purposes of this document and subsequent SEC filings, all of our higher margin, technology-driven businesses are referred to as Fenics. We categorize our Fenics businesses as Fenics Markets and Fenics Growth Platforms. Fenics Markets includes the Fully Electronic portion of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues. Fenics Growth Platforms includes FMX UST, FMX FX, FMX Futures Exchange, Lucera, PortfolioMatch and other newer standalone platforms. Revenues generated from data, network and post-trade attributable to Fenics Growth Platforms are included within their related businesses.
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
Revenues in our Fenics businesses increased 15.4% to $163.9 million in the fourth quarter of 2025 and 15.5% to $659.5 million for the year ended December 31, 2025, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew to $136.7 million in the fourth quarter of 2025 and to $553.4 million for the year ended December 31, 2025, respectively, primarily driven by higher electronic trading volumes across Rates products and increased Fenics Market Data revenues.
Fenics Growth Platforms revenue grew to $27.2 million in the fourth quarter of 2025 and to $106.1 million for the year ended December 31, 2025, primarily driven by FMX and Lucera, partially offset by lower post-trade revenues due to the sale of our Capitalab business in the fourth quarter of 2024.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the fourth quarter of 2025 compared to the prior year period include:
•FMX UST generated record fourth quarter ADV of $58.7 billion, more than 12% higher compared to the prior year period. FMX UST grew its fourth-quarter central limit order book market share to 39%, up from 37% in the third quarter of 2025 and 30% from a year ago. FMX UST central limit order book market share has increased sequentially in 12 of the last 13 quarters, more than doubling over the same period.
•FMX Futures Exchange saw record volumes and open interest in the fourth quarter with ADV and open interest increasing 82% and 97%, respectively, versus the third quarter of 2025.
•FMX FX ADV increased by 40% to a fourth quarter record of $15.5 billion driven by strong growth across spot FX and non-deliverable forward volumes.
•PortfolioMatch ADV grew by 68% in the fourth quarter of 2025 compared to the prior year period, driven by stronger U.S. and European credit activity, greater adoption of algorithmic trading, and larger average trade size.
•Lucera, Fenics’ network business providing critical real-time trading infrastructure to the capital markets, grew its revenues by 24.1% in the fourth quarter of 2025 compared to the prior year period. This strong growth was driven by increased demand for Lucera’s FX and Rates solutions, continued international expansion, and onboarding new clients. Lucera’s client pipeline continues to expand and the business plans to launch additional fixed income products in 2026.
Data, network and post-trade revenues increased by 12.5% to $36.7 million. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower post-trade revenues due to the sale of our Capitalab business in the fourth quarter of 2024. Excluding Capitalab, data, network, and post-trade revenues grew by 14.2%.
Fenics brokerage revenues increased by 16.2% to $127.2 million in the fourth quarter of 2025 and 17.3% to $520.4 million for the year ended December 31, 2025, over the respective prior year periods.
Acquisitions
On December 31, 2025, we completed the acquisition of AMCOM which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks. The acquisition further rounded out our biofuel business.
On October 1, 2025, the Company completed the acquisition of Macro Hive, a provider of global macro market analytics and strategy. The acquisition of Macro Hive expands BGC’s growing agency business that services institutional clients by integrating Macro Hive’s artificial intelligence-driven technology across our Rates and FX markets within our global broking and execution platform.

On April 1, 2025, we completed the acquisition of OTC Global. OTC Global generated revenues of over $400 million for the year ended December 31, 2024, representing an acquisition multiple of approximately 0.75 times revenue. With the integration of OTC Global’s complementary product suite, ECS became our largest asset class. The amounts of revenue and pre-tax income from OTC Global included in our Consolidated Statements of Operations from April 1, 2025 to the period ending December 31, 2025 are $341.7 million and $32.9 million, respectively. This positions us as the world’s largest ECS broker by revenue as of December 31, 2025, making BGC a more comprehensive and diversified company. Furthermore, the OTC Global acquisition was accretive to our earnings per share on a year-over-year basis.
On October 1, 2024, we completed the acquisition of Sage, an energy and environmental brokerage firm. This acquisition expanded our energy brokerage services in the U.S. and supported our global growth efforts across ECS.
On November 1, 2023, we completed the acquisition of ContiCap, an independent financial product intermediary specializing in emerging markets.
On November 1, 2023, we completed the acquisition of Open Energy Group, a technology-driven marketplace and brokerage for renewable energy asset sales and project finance.
On February 28, 2023, we completed the acquisition of Trident, primarily operating as a commodity brokerage and research company, offering OTC and exchange traded energy and environmental products.
See Note 4—“Acquisitions” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to these transactions.
Divestitures
On December 31, 2025, we sold kACE, a leading provider of real-time pricing and advanced analytics platforms for complex FX derivatives, to smartTrade. smartTrade acquired kACE for up to $119.0 million, subject to limited post-closing adjustments. This includes initial consideration of $80.0 million, with up to an additional $39.0 million in contingent cash consideration. The $39.0 million in contingent cash consideration was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned. As a result of this sale, we recognized a $66.7 million gain, which is included in “Gains (losses) on divestitures and sales of investments” in our Consolidated Statements of Operations during the year ended December 31, 2025.
On December 3, 2024, we sold Capitalab, which was part of our post-trade business, to Capitolis. As a result of this sale, we recognized a $39.0 million gain, which is included in “Gains (losses) on divestitures and sale of investments” in our Consolidated Statements of Operations during the year ended December 31, 2024.
We had no gains or losses from divestitures or sales of investments during the year ended 2023.

Cost Reduction Program
We completed the first phase of our current cost reduction program, which we expect will realize $25.0 million of annualized savings in 2026, with more savings targeted throughout the year. These expected savings are subject to risks and uncertainties, and actual results may differ. We will continue to monitor the impact of this program on our financial position and results of operations. In connection with the cost reduction program, the Company recorded compensation charges of $54.8 million and $64.2 million for the three and twelve months ended December 31, 2025, respectively. These charges primarily relate to the termination or modification of certain employment contracts and the accelerated expense recognition of certain employee loans. These charges are reflected in “Compensation and employee benefits” in our Consolidated Statements of Operations during the year ended December 31, 2025. As of December 31, 2025, the Company has made cash payments totaling $31.6 million in connection with the cost reduction program.
Brands and Trademarks
AMCOM, Amerex, American Commodities, Aurel, Aurel BGC, Caventor, CBID, Conticap, CreditMatch, BGC, BGC Group, BGC Partners, BGC Trader, ELX, EOXLive, Euro Brokers, Fenics, Fenics.com, Fenics Markets Xchange, Fenics Digital, Fenics Direct, Fenics MID, Fenics MD, Fenics Market Data, Fenics PortfolioMatch, FMX, FMX Futures, FMX Markets Xchange, FMX UST, FMX FX, FMX Repo, FMX NDF, GFI, GFI Ginga, Lake Securities, Latium Capital, LumeFX, LumeMarkets, Lucera, Macro Hive, Martin Brokers, Maxcor, Matchbox, Mint, MIS Brokers, Open Energy, OTC Global Holdings, Perimeter Markets Inc., Poten & Partners, RP Martin, Tower Bridge, Sage, Sunrise Brokers, and VolumeMatch are among the trademarks/service marks and/or registered trademarks/service marks of BGC Group and/or its affiliates in the U.S. and/or other jurisdictions.

Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result we ceased trading with those clients. We derived less than 1% of total revenue from our Moscow branch and sanctioned Russian counterparties. During the years ended December 31, 2025 and 2024, we released a reserve of $4.4 million and recorded reserves of $4.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine.
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
Management performed Pillar 2 calculations for the necessary jurisdictions for the 2025 fiscal year and determined that the minimum global effective tax did not have a material impact on our 2025 tax rate.
On July 4, 2025, President Trump signed the OBBBA into law, which, among other things, introduced a broad range of changes to existing tax rules, including significant modifications to certain incentives previously introduced or expanded by the Inflation Reduction Act of 2022, as well as extensions and modifications of certain provisions of the Tax Act of 2017.
The OBBBA did not have a material impact on our Consolidated Statements of Financial Condition as of, or results of operations or cash flows for the year ended, December 31, 2025. Management will continue to assess the potential impact the OBBBA may have on our future financial condition, results of operations or liquidity.
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
Several factors could influence the financial service industry and our business performance, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat, imposition and impact of volatile or broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, and other factors that are generally beyond our control. Generally, volatility benefits BGC by increasing secondary trading volumes, as market participants seek to hedge their risk or capitalize on price fluctuations. We believe that these activities are most efficiently executed in our wholesale markets, known for their depth and liquidity. Rates of inflation may affect our expenses such as employee compensation and benefits, technology and communication expenses and occupancy costs. We believe any effects of inflation on our results of operations and financial condition have not been significant during any of the periods presented in this Annual Report on Form 10-K.
Industry Landscape
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We continue to compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as via Fenics. We also continue to compete with the electronic markets and market data businesses of the CME, primarily through our FMX businesses where we compete in U.S. Treasuries, U.S. interest rate futures, and foreign exchange products. Additionally, we have significantly grown our presence in the energy, commodities, and shipping markets, and are competing more with ECS brokers such as Marex Group PLC, StoneX Group, and Clarksons PLC.
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
During the year ended December 31, 2025, industry volumes were higher across ECS, Rates, FX, and Credit compared to the prior year period. Secondary market trading volumes were generally mixed across Equities. BGC’s brokerage revenues were up by 32.4% year-on-year, reflecting growth across all asset classes and geographies.
Below is an expanded discussion of the market volumes and growth drivers of our various asset class categories.
ECS Volumes
ECS volumes were higher during 2025 compared to the prior year period. CME and ICE energy futures and options volumes were up 8% and 15%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased by 88.4%, compared to the prior year period, to $910.7 million, driven by OTC Global and strong organic growth across the broader energy complex. Excluding OTC Global, ECS revenues grew by 20.9% compared to the prior year period.
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
Rates volumes were higher during 2025 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 6% compared to the prior year period. Over the same time period, listed products on CME were up 4%, and OTC interest rate derivative volumes traded on SEF were up 8% compared to 2024, according to Clarus. In comparison, our overall Rates revenues were up 15.9% as compared to a year earlier, to $794.2 million.
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

Foreign Exchange Volumes and Volatility
Global foreign exchange volumes were higher during 2025 compared to the prior year period. Volumes for CME EBS spot FX and Cboe FX were up 7% and 10%, respectively, compared to the prior year period. Volumes for FX Options were up 14% compared to the prior year period, according to Clarus. In comparison, our overall FX revenues increased by 19.3%, compared to the prior year period, to $428.0 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were higher during 2025 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 10% and U.S. High Yield was up by 13% according to Bloomberg, compared to the prior year period. In comparison, our overall Credit revenues increased by 2.9%, compared to the prior year period, to $295.6 million.
Equities Volumes
Global equity volumes were mixed during 2025 compared to the prior year period. According to the Securities Industry and Financial Markets Association, the average daily volume of U.S. cash equities was up 45%, as compared to a year earlier. Over the same timeframe, the average daily volume of U.S. options was up 25%, according to the OCC, however, Eurex average daily volumes of equity and equity index derivatives were down 7%. Our Equities business primarily consists of equity derivatives and our overall revenues from Equities increased by 20.6%, compared to the prior year period, to $269.9 million.
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

We offer our brokerage services in five broad product categories: ECS, Rates, FX, Credit, and Equities. The chart below details brokerage revenues by product category and by Voice/Hybrid versus Fully Electronic (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Brokerage revenue by product:
ECS	$910,650	$483,232	$386,206
Rates	794,204	685,032	610,451
FX	428,000	358,693	314,706
Credit	295,587	287,377	284,744
Equities	269,942	223,912	236,517
Total brokerage revenues	$2,698,383	$2,038,246	$1,832,624
Brokerage revenue by product (percentage):
ECS	33.7%	23.7%	21.1%
Rates	29.4	33.6	33.3
FX	15.9	17.6	17.2
Credit	11.0	14.1	15.5
Equities	10.0	11.0	12.9
Total brokerage revenues	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$2,177,992	$1,594,506	$1,422,541
Fully Electronic[1]	520,391	443,740	410,083
Total brokerage revenues	$2,698,383	$2,038,246	$1,832,624
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
On December 31, 2025, we sold our analytics brand, kACE, to smartTrade.
Other Revenues
We earn other revenues from various sources, including underwriting and advisory fees, and the sources described below.
Interest and Dividend Income
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
See Note 18—“Compensation” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for more information.
Other Operating Expenses
We have various other operating expenses. We incur leasing, equipment and maintenance expenses for our businesses worldwide. We also incur selling and promotion expenses, which include entertainment, marketing and travel-related expenses. We incur communication expenses for voice and data connections with our clients, clearing agents and general usage; professional and consulting fees for legal, audit and other special projects; and interest expense related to short-term operational funding needs, and notes payable and other borrowings.
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
We have invested significantly through acquisitions and the hiring of new brokers, salespeople, managers, and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers, and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed.
As of December 31, 2025, our front-office headcount was 2,510 brokers, salespeople, managers, and other front-office personnel, up 16.1% from 2,161 a year ago, primarily due to the acquisition of OTC Global. Compared to the prior year, average revenue per front-office employee for the year ended December 31, 2025 increased by 16.4% to $1.2 million from $1.0 million.

FINANCIAL HIGHLIGHTS
Full year 2025 compared to full year 2024:
Income from operations before income taxes was $213.7 million compared to $173.1 million in the prior year period.
Total revenues increased $678.6 million compared to the prior year period, or 30.0%, to $2,941.5 million. Excluding OTC Global, revenues grew $337.0 million, or 14.9%. Brokerage revenues increased by $660.1 million, or 32.4%, due to overall growth across all asset classes:
•ECS increased $427.4 million, or 88.4%, driven by the operations of OTC Global. Excluding OTC Global, ECS grew by $100.9 million, or 20.9%;
•Rates increased $109.2 million, or 15.9%;
•FX increased $69.3 million, or 19.3%;
•Credit increased $8.2 million, or 2.9%; and
•Equities increased $46.0 million, or 20.6%.
There was an increase of $12.0 million, or 9.5% in Data, network and post-trade revenues, primarily driven by Lucera and Fenics Market Data and OTC Global, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, Data, network and post-trade revenues grew by $17.0 million, or 13.9%. There was an increase of $10.9 million, or 52.8%, in Other revenues, primarily driven by the operations of OTC Global and increased consulting income. There was a decrease of $2.4 million, or 4.3% in Interest and dividend income, primarily due to lower dividend amounts received from our equity securities, which are included in “Other assets” in our Consolidated Statements of Financial Condition, offset by higher balances earning interest.
Total expenses increased $634.9 million, or 29.1%, to $2,817.2 million compared to the prior year period, primarily driven by the operations of OTC Global, which we acquired on April 1, 2025. We recorded total expenses of $308.8 million for the year ended December 31, 2025 related to the operations of OTC Global. Total compensation and employee benefits expenses increased by $492.7 million, which was primarily due to the operations of OTC Global, higher commissionable revenues, expenses related to our current cost reduction program, costs associated with the acceleration of certain employee loans, and the weaker U.S. Dollar during the period. The $142.2 million increase in non-compensation expenses was primarily driven by the operations of OTC Global and an increase in Interest expense related to the BGC Group 6.150% Senior Notes issued in April 2025, and the BGC Group 6.600% Senior Notes issued in June 2024. The increase in Interest expense was partially offset by a reduction of interest expense due to the repayments in full of the $255.5 million aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024. Non-compensation expenses also increased year over year, primarily due to higher Selling and promotion and Communication costs which were primarily driven by the operations of OTC Global.
Total other income (losses), net decreased $3.1 million, or 3.4% to $89.5 million, which was largely driven by a $38.8 million gain on the sale of Capitalab and $36.6 million unrealized gain recorded for the year ended December 31, 2024 related to fair value adjustments on investments carried under the measurement alternative, offset by a $66.7 million gain on the sale of kACE recorded for the year ended December 31, 2025.

RESULTS OF OPERATIONS
The following table sets forth our Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$2,257,553	76.7%	$1,648,817	72.9%	$1,464,524	72.3%
Principal transactions	440,830	15.0	389,429	17.2	368,100	18.2
Total brokerage revenues	2,698,383	91.7	2,038,246	90.1	1,832,624	90.5
Fees from related parties	18,713	0.6	20,728	0.9	15,968	0.8
Data, network and post-trade	138,980	4.7	126,963	5.6	111,470	5.5
Interest and dividend income	53,825	1.8	56,223	2.5	45,422	2.2
Other revenues	31,559	1.2	20,658	0.9	19,917	1.0
Total revenues	2,941,460	100.0	2,262,818	100.0	2,025,401	100.0
Expenses:
Compensation and employee benefits	1,656,011	56.3	1,123,747	49.7	992,603	49.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs¹	329,588	11.2	369,143	16.3	355,378	17.5
Total compensation and employee benefits	1,985,599	67.5	1,492,890	66.0	1,347,981	66.6
Occupancy and equipment	184,210	6.3	169,238	7.5	162,743	8.0
Fees to related parties	38,296	1.3	32,529	1.5	32,649	1.6
Professional and consulting fees	67,037	2.3	64,949	2.9	60,398	3.0
Communications	136,433	4.5	120,624	5.3	114,143	5.6
Selling and promotion	105,237	3.6	70,466	3.1	61,884	3.1
Commissions and floor brokerage	70,259	2.4	70,798	3.1	61,523	3.0
Interest expense	125,318	4.3	91,075	4.0	77,231	3.8
Other expenses	104,782	3.6	69,694	3.1	74,278	3.7
Total expenses	2,817,171	95.8	2,182,263	96.5	1,992,830	98.4
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	66,718	2.3	38,769	1.7	—	—
Gains (losses) on equity method investments	8,328	0.3	8,430	0.4	9,152	0.5
Other income (loss)	14,412	0.4	45,389	2.0	15,986	0.7
Total other income (losses), net	89,458	3.0	92,588	4.1	25,138	1.2
Income (loss) from operations before income taxes	213,747	7.2	173,143	7.6	57,709	2.8
Provision (benefit) for income taxes	67,208	2.2	49,915	2.2	18,934	0.9
Consolidated net income (loss)	$146,539	5.0%	$123,228	5.4%	$38,775	1.9%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(8,423)	(0.3)	(3,760)	(0.2)	2,510	0.1
Net income (loss) available to common stockholders	$154,962	5.3%	$126,988	5.6%	$36,265	1.8%
________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2025		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$143,329	4.9%	$184,667	8.1%	$171,646	8.5%
Allocations of net income and dividend equivalents	2,517	0.1	4,196	0.2	6,302	0.3
LPU amortization	—	—	—	—	40,878	2.0
RSU, RSU Tax Account, and restricted stock amortization	183,742	6.2	180,280	8.0	136,552	6.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$329,588	11.2%	$369,143	16.3%	$355,378	17.5%
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenues
Brokerage Revenues
Total brokerage revenues increased by $660.1 million, or 32.4%, to $2,698.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Commissions revenues increased by $608.7 million, or 36.9%, to $2,257.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Principal transactions revenues increased by $51.4 million, or 13.2%, to $440.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Our ECS revenues increased by $427.4 million, or 88.4%, to $910.7 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, which was primarily driven by OTC Global and strong organic growth across the broader energy complex and our shipping business. Excluding OTC Global, ECS revenues grew by 20.9% for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Our Rates revenues increased by $109.2 million, or 15.9%, to $794.2 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, reflecting higher volumes across all major interest rate products, including strong double-digit growth in G10 interest rate products, emerging market products and repo products.
Our FX revenues increased by $69.3 million, or 19.3%, to $428.0 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, which was primarily due to strong growth in emerging market currencies and G10 FX Options volumes.
Our Credit revenues increased by $8.2 million, or 2.9%, to $295.6 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, which was primarily driven by higher emerging market, European credit and credit derivatives volumes.
Our Equities revenues increased by $46.0 million, or 20.6%, to $269.9 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, which was primarily due to global equity volatility and strong market share gains.
Fees from Related Parties
Fees from related parties decreased by $2.0 million, or 9.7% to $18.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily driven by a decrease in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $12.0 million, or 9.5%, to $139.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase was primarily driven by strong revenue growth across Lucera and Fenics Market Data and the operations of OTC Global, partially offset by lower post-trade revenues due to the sale of BGC’s Capitalab business in the fourth quarter of 2024. Excluding Capitalab, revenues grew by 13.9% year-over-year.

Interest and Dividend Income
Interest and dividend income decreased by $2.4 million, or 4.3%, to $53.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This was primarily driven by a decrease in dividend income from the Company’s equity interests that are recorded under the measurement alternative guidance and a decrease in borrowings from Cantor under the BGC Credit Agreement, partially offset by higher interest income driven by increased interest-earning balances.
Other Revenues
Other revenues increased by $10.9 million, or 52.8%, to $31.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily driven by the operations of OTC Global and an increase in consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $532.3 million, or 47.4%, to $1,656.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily attributable to the operations of OTC Global, with additional increases from higher commissionable revenues, cost reduction charges, the acceleration of certain employee loans and the weakening of the U.S. Dollar.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $39.6 million, or 10.7%, to $329.6 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to a $54.4 million charge for the redemption of Newmark Holdings LPUs, held by a former BGC executive officer who was still employed by the Company, in the year ended December 31, 2024. This was partially offset by an increase in issuance of common stock.
Occupancy and Equipment
Occupancy and equipment expense increased by $15.0 million, or 8.8%, to $184.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. This increase was primarily driven by the operations of OTC Global and an increase in software licenses.
Fees to Related Parties
Fees to related parties increased by $5.8 million, or 17.7%, to $38.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $2.1 million, or 3.2%, to $67.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily driven by the operations of OTC Global and increases in audit, tax, consulting charges and regulatory fees.
Communications
Communications expense increased by $15.8 million, or 13.1%, to $136.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily driven by the operations of OTC Global and increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $34.8 million, or 49.3%, to $105.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily driven by the operations of OTC Global and an increase in business related travel and client entertainment.

Commissions and Floor Brokerage
Commissions and floor brokerage expense decreased by $0.5 million, or 0.8%, to $70.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily driven by volume and composition of trades in the year ended December 31, 2025.
Interest Expense
Interest expense increased by $34.2 million, or 37.6%, to $125.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily driven by the issuance of the BGC Group 6.150% Senior Notes in April 2025 and the BGC Group 6.600% Senior Notes in June 2024, partially offset by a reduction of interest expense due to the repayments in full of the $255.5 million outstanding aggregate principal amount of BGC Group 3.750% Senior Notes and the $44.5 million outstanding aggregate principal amount of BGC Partners 3.750% Senior Notes on October 1, 2024.
Other Expenses
Other expenses increased by $35.1 million, or 50.3%, to $104.8 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily due to the operations of OTC Global, as well as higher amortization expense related to the acquisitions of OTC Global and Sage. Additionally, there were increases in reserves for certain audit and litigation matters.
Other Income (Losses), Net
Gains (Losses) on Divestitures and Sale of Investments
Gains (losses) on divestitures and sale of investments increased by $27.9 million, or 72.1%, to $66.7 million, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was driven by the gain recognized on the sale of kACE in December 2025 for $66.7 million. By comparison, for the year ended December 31, 2024, the Company recorded a gain of $38.8 million related to the sale of Capitalab in October 2024.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments decreased by $0.1 million, or 1.2%, to a gain of $8.3 million due to the results of our equity method investees, for the year ended December 31, 2025 as compared to a gain of $8.4 million for the year ended December 31, 2024.
Other Income (Loss)
Other income (loss) decreased by $31.0 million, or 68.2%, to $14.4 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, which was primarily driven by a $36.6 million unrealized gain for the year ended December 31, 2024 compared to $7.1 million unrealized gain for the year ended December 31, 2025 related to fair value adjustments on investments carried under the measurement alternative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $17.3 million, or 34.6%, to $67.2 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by a change in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries decreased by $4.7 million, or 124.0%, to a loss of $8.4 million for the year ended December 31, 2025 as compared to a loss of $3.8 million for the year ended December 31, 2024.

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
Our Credit revenues increased by $2.6 million, or 0.9%, to $287.4 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which was primarily driven by higher trading volumes across emerging market and European credit products, partially offset by lower Asian credit activity.
Our brokerage revenues from Equities decreased by $12.6 million, or 5.3%, to $223.9 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to lower equity derivative trading volumes, partially offset by higher European and U.S. cash equity activity.
Fees from Related Parties
Fees from related parties increased by $4.8 million, or 29.8%, to $20.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, which was primarily driven by an increase in revenues in connection with accounting, occupancy and legal services provided to Cantor.
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
Other Revenues
Other revenues increased by $0.7 million, or 3.7%, to $20.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily driven by an increase in dividend income on investments and consulting income.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $131.1 million, or 13.2%, to $1,123.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The primary driver of the increase was higher commissionable revenues.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $13.8 million, or 3.9%, to $369.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For the year ended December 31, 2024, the Company incurred compensation charges of $27.1 million and $54.4 million, for the acceleration of restricted stock awards and redemption of Newmark Holdings LPUs, respectively, held by a former BGC executive officer who was still employed by the Company. The year over year increase was partially offset by the issuance of common stock and grants of exchangeability, which included, for the year ended December 31, 2023, a $60.9 million charge for the redemption of certain non-exchangeable limited partnership units in connection with the issuance of shares of BGC Class A common stock and the accompanying tax payments related to the Corporate Conversion in the year ended December 31, 2023.
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

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Revenues:
Commissions	$590,187	$573,159	$599,496	$494,711	$431,469	$407,095	$395,081	$415,172
Principal transactions	104,398	99,951	120,403	116,078	84,590	93,551	98,439	112,849
Fees from related parties	4,597	4,453	5,241	4,422	6,558	5,106	4,643	4,421
Data, network and post-trade	36,669	34,349	35,462	32,500	32,587	32,661	30,812	30,903
Interest and dividend income	12,889	14,039	15,268	11,629	12,370	16,944	17,145	9,764
Other revenues	7,627	10,898	8,134	4,900	4,758	5,754	4,641	5,505
Total revenues	756,367	736,849	784,004	664,240	572,332	561,111	550,761	578,614
Expenses:
Compensation and employee benefits	497,638	400,262	416,463	341,648	289,608	271,307	271,990	290,842
Equity-based compensation and allocations of net income to limited partnership units and FPUs	95,892	74,447	83,926	75,323	121,165	85,690	66,207	96,081
Total compensation and employee benefits	593,530	474,709	500,389	416,971	410,773	356,997	338,197	386,923
Occupancy and equipment	47,549	47,614	46,478	42,569	42,278	45,195	40,959	40,806
Fees to related parties	10,191	9,346	10,409	8,350	9,054	8,251	8,009	7,215
Professional and consulting fees	17,269	18,303	15,796	15,669	17,701	20,184	12,805	14,259
Communications	35,517	35,628	34,659	30,629	30,028	30,416	30,172	30,008
Selling and promotion	30,525	26,461	28,810	19,441	18,605	17,376	17,714	16,771
Commissions and floor brokerage	18,737	17,340	16,690	17,492	18,453	17,539	17,414	17,392
Interest expense	33,040	33,823	33,801	24,654	24,263	25,125	21,551	20,136
Other expenses	26,997	42,384	24,654	10,747	14,847	26,955	13,334	14,558
Total expenses	813,355	705,608	711,686	586,522	586,002	548,038	500,155	548,068
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	66,718	—	—	—	38,769	—	—	—
Gains (losses) on equity method investments	1,301	2,290	2,379	2,358	1,536	2,360	2,744	1,790
Other income (loss)	13,964	(35)	581	(98)	537	4,276	1,814	38,762
Total other income (losses), net	81,983	2,255	2,960	2,260	40,842	6,636	4,558	40,552
Income (loss) from operations before income taxes	24,995	33,496	75,278	79,978	27,172	19,709	55,164	71,098
Provision (benefit) for income taxes	14,162	7,434	19,063	26,549	3,873	5,996	17,989	22,057
Consolidated net income (loss)	$10,833	$26,062	$56,215	$53,429	$23,299	$13,713	$37,175	$49,041
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(3,538)	(1,820)	(1,330)	(1,735)	(1,904)	(1,034)	(653)	(169)
Net income (loss) available to common stockholders	$14,371	$27,882	$57,545	$55,164	$25,203	$14,747	$37,828	$49,210

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Brokerage revenue by product:
ECS	$257,451	$241,622	$261,640	$149,937	$134,104	$112,921	$117,743	$118,464
Rates	197,352	195,328	200,579	200,945	169,591	174,313	166,044	175,085
FX	102,841	106,672	108,452	110,035	93,648	92,076	88,946	84,023
Credit	64,284	69,085	75,282	86,936	62,404	68,000	69,381	87,592
Equities	72,657	60,403	73,946	62,936	56,313	53,336	51,406	62,857
Total brokerage revenues	$694,585	$673,110	$719,899	$610,789	$516,060	$500,646	$493,520	$528,021
Brokerage revenue by product (percentage):
ECS	37.1%	35.9%	36.3%	24.5%	26.0%	22.6%	23.9%	22.4%
Rates	28.4	29.0	27.9	33.0	32.9	34.7	33.6	33.2
FX	14.8	15.8	15.1	18.0	18.1	18.4	18.0	15.9
Credit	9.3	10.3	10.5	14.2	12.1	13.6	14.1	16.6
Equities	10.5	9.0	10.3	10.3	10.9	10.7	10.4	11.9
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$567,360	$547,434	$592,534	$470,664	$406,545	$391,264	$387,101	$409,597
Fully Electronic[1]	127,225	125,676	127,365	140,125	109,515	109,382	106,419	118,424
Total brokerage revenues	$694,585	$673,110	$719,899	$610,789	$516,060	$500,646	$493,520	$528,021
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of December 31, 2025 were $4.4 billion, an increase of 22.8% as compared to December 31, 2024. The increase in total assets was driven primarily by the acquisition of OTC Global, an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions and other receivables, net, Loans, forgivable loans and other receivables from employees and partners, net, and Cash and cash equivalents. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of December 31, 2025 of $851.5 million, and our Liquidity as of December 31, 2025 of $979.1 million. See “—Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $127.6 million as of December 31, 2025, compared to $186.2 million as of December 31, 2024.

Funding
Our funding base consists of longer-term capital (equity and notes payable) and shorter-term liabilities incurred through the normal course of business. We have limited need for short-term unsecured funding in our regulated entities for their brokerage business. Contingent liquidity needs are largely limited to potential cash collateral that may be needed to meet clearing bank, clearinghouse, and exchange margins and/or to fund fails. Current cash and cash equivalent balances exceed our potential normal course contingent liquidity needs. We believe that cash and cash equivalents in and available to our largest regulated entities, inclusive of financing provided by clearing banks and cash segregated under regulatory requirements, is adequate for potential cash demands of normal operations, such as margin or financing of fails. We expect our operating activities going forward to generate adequate cash flows to fund normal operations, share repurchases, and any dividends paid pursuant to our dividend policy. However, we continually evaluate opportunities for growth and to further enhance our strategic position, including, among other things, acquisitions, strategic alliances and joint ventures potentially involving all types and combinations of equity, debt and acquisition alternatives. As a result, we may need to raise additional funds to:
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
As discussed below, our Liquidity remained strong at $979.1 million as of December 31, 2025, which can be used for share repurchases, dividends, acquisitions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the twelve months ended December 31, 2025, we repurchased 30.2 million shares of BGC Class A common stock for aggregate consideration of $281.5 million, representing a weighted-average price per share of $9.32.
Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business. While we paid quarterly dividends of $0.02 per share in 2025, and on February 11, 2026, when our Board declared a $0.02 per share dividend for the fourth quarter of 2025, we plan to continue to prioritize share repurchases over dividends and distributions. As of February 27, 2026, we have repurchased an additional 0.2 million shares of BGC Class A common stock during the first quarter for aggregate consideration of $2.3 million, representing a weighted-average price per share of $9.17.

Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On March 12, 2024, we repaid in full the $240.0 million of borrowings then-outstanding under the Revolving Credit Agreement, which had been borrowed in 2023. On April 1, 2024, we borrowed $275.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the $275.0 million of borrowings outstanding under the BGC Credit Agreement. On June 10, 2024, we repaid in full the $275.0 million of borrowings outstanding under the Revolving Credit Agreement. On October 1, 2024, we borrowed $200.0 million under the Revolving Credit Agreement and used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest on the $255.5 million aggregate outstanding principal amount of BGC Group 3.750% Senior Notes and $44.5 million aggregate outstanding principal amount of BGC Partners 3.750% Senior Notes. On March 12, 2025, we borrowed $25.0 million under the Revolving Credit Agreement for general corporate purposes, and on March 31, 2025, we borrowed $325.0 million under the Revolving Credit Agreement and used a portion of the proceeds from such borrowing to acquire OTC Global. On April 3, 2025, we repaid in full the $550.0 million of borrowings outstanding under the Revolving Credit Agreement. On May 13, 2025, we borrowed $140.0 million under the Revolving Credit Agreement, and on June 13, 2025, we borrowed an additional $15.0 million, for general corporate purposes. On June 30, 2025, we repaid $70.0 million of borrowings outstanding under the Revolving Credit Agreement. On September 30, 2025, we repaid in full the $85.0 million of borrowings outstanding under the Revolving Credit Agreement. On December 12, 2025, we borrowed $240.0 million under the Revolving Credit Agreement.
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
As of December 31, 2025 and 2024, there were $240.0 million and $200.0 million, respectively, of borrowings outstanding under the Revolving Credit Agreement. During the years ended December 31, 2025, 2024, and 2023, we recorded interest expense related to the Revolving Credit Agreement of $10.2 million, $12.2 million and $4.4 million, respectively. BGC Partners did not record any interest expense related to the Revolving Credit Agreement for the years ended December 31, 2025 and 2024. BGC Partners recorded interest expense related to the Revolving Credit Agreement of $6.9 million for the year ended December 31, 2023.
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
On March 12, 2024, we borrowed $275.0 million from Cantor under the BGC Credit Agreement and used the proceeds from such borrowing to repay the principal and interest related to all of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On April 1, 2024, we repaid in full the principal and interest related to the $275.0 million of borrowings outstanding under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 6.92% for the year ended December 31, 2024. As of both December 31, 2024 and 2023, there were no borrowings by us outstanding under the BGC Credit Agreement. We recorded $1.1 million of interest expense related to the BGC Credit Agreement for the year ended December 31, 2024. We did not record any interest expense related to the BGC Credit Agreement for the year ended December 31, 2023.

On June 10, 2024, Cantor borrowed $180.0 million from us under the BGC Credit Agreement. On July 31, 2024, Cantor made a partial repayment of $18.0 million to us of the $180.0 million borrowed from us under the BGC Credit Agreement. On September 25, 2024, Cantor made an additional partial repayment of $12.0 million to us of the initial $180.0 million borrowed from us under the BGC Credit Agreement. On October 1, 2024, Cantor repaid in full the remaining $150.0 million of borrowings outstanding to us under the BGC Credit Agreement, plus accrued interest. As of both December 31, 2024 and 2023, there were no borrowings outstanding by Cantor under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 7.13% for the year ended December 31, 2024. We recorded interest income related to the BGC Credit Agreement of $3.8 million for the year ended December 31, 2024. We did not record any interest income related to the BGC Credit Agreement for the year ended December 31, 2023.
On April 4, 2025, Cantor borrowed $120.0 million from us under the BGC Credit Agreement. Cantor partially repaid us $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to us the outstanding principal of $77.0 million borrowed from us under the BGC Credit Agreement, plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. As of December 31, 2025, there were no borrowings outstanding by Cantor under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 6.17% for the year ended December 31, 2025. We recorded interest income related to the BGC Credit Agreement of $1.5 million for the year ended December 31, 2025.
On November 12, 2025, we borrowed $20.0 million from Cantor under the BGC Credit Agreement for general corporate purposes. As of December 31, 2025, we had $20.0 million outstanding under the BGC Credit Agreement. We recorded $0.2 million of interest expense related to the BGC Credit Agreement during the year ended December 31, 2025. The average interest rate on borrowings under this facility was 5.45% for the year ended December 31, 2025. On January 9, 2026, we repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement.
See “—Liquidity and Capital Resources—Balance Sheet” herein, and Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our BGC Credit Agreement with Cantor.
5.375% Senior Notes due July 24, 2023
On July 24, 2023, BGC Partners repaid the $450.0 million principal amount plus accrued interest on the BGC Partners 5.375% Senior Notes using the proceeds from the issuance of the BGC Partners 8.000% Senior Notes, cash on hand and borrowings under the Revolving Credit Agreement. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $14.5 million during the year ended December 31, 2023.
Exchange Offer
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
BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $7.9 million and $2.6 million during the years ended December 31, 2024 and 2023, respectively. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $1.3 million and $9.5 million during the years ended December 31, 2024 and 2023, respectively.

4.375% Senior Notes due December 15, 2025
The BGC Group 4.375% Senior Notes and the BGC Partners 4.375% Senior Notes matured on December 15, 2025. On December 15, 2025, we repaid the $288.2 million aggregate principal amount outstanding plus accrued interest on the BGC Group 4.375% Senior Notes and the $11.8 million aggregate principal amount outstanding plus accrued interest on the BGC Partners 4.375% Senior Notes using cash on hand and borrowings under the Revolving Credit Agreement.
BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $12.8 million, $13.3 million and $3.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.5 million, $0.5 million and $10.5 million during the years ended December 31, 2025, 2024 and 2023, respectively.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of both December 31, 2025 and 2024. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $28.5 million, $28.5 million and $7.1 million during the years ended December 31, 2025, 2024 and 2023, respectively.
On August 21, 2024, we repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million as of both December 31, 2025 and 2024, respectively. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.2 million, $0.2 million and $10.0 million, during the years ended December 31, 2025, 2024 and 2023, respectively.
6.600% Senior Notes due June 10, 2029
The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of both December 31, 2025 and 2024. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $34.0 million and $18.9 million the years ended December 31, 2025 and 2024. BGC Group did not record interest expense related to the BGC Group 6.600% Senior Notes for the year ended December 31, 2023.
6.150% Senior Notes due April 2, 2030
The outstanding aggregate principal amount of BGC Group 6.150% Senior Notes, which are general senior unsecured obligations of BGC Group, was $700.0 million as of December 31, 2025. We recorded interest expense related to the BGC Group 6.150% Senior Notes of $33.2 million for the year ended December 31, 2025.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our senior notes.
Collateralized Borrowing
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2025 and 2024. BGC Partners did not record any interest expense related to this secured loan arrangement for the years ended December 31, 2025 and 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil for the year ended December 31, 2023.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2025 and 2024. BGC Partners did not record any interest expense related to this secured loan arrangement for the years ended December 31, 2025 and 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil for the year ended December 31, 2023.
Weighted-average Interest Rate
For the years ended December 31, 2025 and 2024, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, and BGC Credit Agreement, was 6.57% and 5.50%, respectively.

See Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our collateralized borrowings.
Short-term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of both December 31, 2025 and 2024, there were no borrowings outstanding under the agreement. BGC Partners did not record any interest expense related to the agreement for the years ended December 31, 2025 and 2024. BGC Partners recorded interest expense related to the agreement of $0.2 million for the year ended December 31, 2023.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.1 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $10.9 million (BRL 60.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $12.7 million (BRL 70.0 million). The maturity date of the agreement is renewable every 90 days and the next maturity date is April 30, 2026. This agreement bears a fee of 1.32% per year. As of December 31, 2025 and 2024, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
See Note 17—“Notes Payable and Other Borrowings” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding our short-term borrowings.
Market-Making Registration Statements
On October 19, 2023, we filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, and BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of a replacement market-making resale registration statement.
On November 8, 2024, we filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 10, 2025 in connection with the filing of a replacement market-making resale registration statement.
On November 10, 2025, we filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes, BGC Group 6.600% Senior Notes, and BGC Group 6.150% Senior Notes in connection with ongoing market-making transactions, which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any of our other affiliates, has any obligation to make a market in our securities, and CF&Co, or any such other affiliate, may discontinue market-making activities at any time without notice.
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
Discussion of the year ended December 31, 2025
The table below presents our Liquidity Analysis as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
(in thousands)
Cash and cash equivalents	$851,502	$711,584
Financial instruments owned, at fair value	127,614	186,197
Total	$979,116	$897,781
Liquidity increased by $81.3 million, from $897.8 million as of December 31, 2024 to $979.1 million as of December 31, 2025. This increase was driven primarily by financing and investing activities, including the issuance of $700.0 million aggregate principal amount of BGC Group 6.150% Senior Notes, a $40.0 million increase in borrowings under the Revolving Credit Agreement, a $20.0 million increase in borrowings under the BGC Credit Agreement, and $77.9 million of proceeds from the sale of kACE.

These cash inflows were partially offset by repayments of an aggregate of $300.0 million of BGC Group 4.3750% Senior Notes and BGC Partners 4.375% Senior Notes, $278.6 million of cash payments related to the acquisition of OTC Global, net of cash acquired, and $21.0 million related to additional purchases of equity securities in existing investments carried under the measurement alternative. Additional uses of cash during the period included share repurchases of $281.5 million, payments of $109.2 million for tax obligations related to equity awards (included in redemption and repurchase of equity awards in the Consolidated Statements of Cash Flows), dividends to stockholders of $39.0 million, and capitalized expenditures of $66.0 million.

The remaining movement in cash and cash equivalents was primarily attributable to net cash provided by operating activities of $394.4 million during the year ended December 31, 2025. Net cash provided by operating activities was driven by $637.1 million of net income adjusted for non‑cash items, reflecting higher earnings from increased revenues, partially offset by net working capital cash outflows of $242.7 million.

Working capital cash outflows were primarily related to accrued commissions receivable, net, of $65.8 million, and loans, forgivable loans, and other receivables from employees and partners of $153.8 million, reflecting higher revenues, increased loan activity, and the timing of collections and issuances.

Financial instruments owned at fair value decreased from $186.2 million as of December 31, 2024 to $127.6 million as of December 31, 2025, primarily due to the sale of treasury bills during the year.
Discussion of the year ended December 31, 2024
The table below presents our Liquidity Analysis as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
(in thousands)
Cash and cash equivalents	$711,584	$655,641
Financial instruments owned, at fair value	186,197	45,792
Total	$897,781	$701,433
The $196.3 million increase in our Liquidity position from $701.4 million as of December 31, 2023 to $897.8 million as of December 31, 2024 was primarily related to a $140.4 million increase in Financial instruments owned, at fair value due to our purchase of treasury bills. Furthermore, Cash and cash equivalents increased by $55.9 million. We received $171.7 million of contributions from the FMX Equity Partners, issued $500.0 million principal amount of BGC Group 6.600% Senior Notes and received $45.7 million of proceeds from the sale of Capitalab. The cash increases were partially offset by the repayment of the combined $300.0 million aggregate principal amount of, plus accrued interest on, the BGC Group 3.750% Senior Notes and BGC Partners 3.750% Senior Notes, share repurchases of $262.2 million, cash used in the acquisition of Sage, net of cash acquired, of $64.2 million and the payment of dividends to stockholders of $34.1 million.
CREDIT RATINGS
As of December 31, 2025, our public long-term credit ratings and associated outlooks were as follows:

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
During the years ended December 31, 2025, 2024 and 2023, we were charged $4.0 million, $4.4 million and $2.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from us as collateral as of December 31, 2025 at a fair value of $67.6 million.
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
As of December 31, 2025, $871.9 million of net assets were held by regulated subsidiaries. As of December 31, 2025, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $508.2 million.
See “Regulation” included in Part I, Item 1 of this Annual Report on Form 10‑K for additional information related to our regulatory environment.
EQUITY
As of December 31, 2025, we had 363.2 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Disclosures regarding our accounting for stock transactions are provided in Note 7—“Stock Transactions and Unit Redemptions” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months and year ended December 31, 2025 were as follows (in thousands):

	Three Months Ended December 31, 2025	Year Ended December 31, 2025
Common stock outstanding[1]	471,612	476,364
RSUs and restricted stock (Treasury stock method)[2]	15,122	15,521
Other	3,665	4,586
Total	490,399	496,471
__________________________
1Common stock consisted of shares of BGC Class A common stock and shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended December 31, 2025, the weighted-average number of shares of BGC Class A common stock was 361.8 million and Class B shares was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was 0.4 million. For the year ended December 31, 2025, the weighted-average number of shares of BGC Class A common stock was 366.8 million and Class B shares was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was 0.1 million.

2For the three months ended December 31, 2025, 15.1 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended December 31, 2025, included 15.0 million of participating RSUs and 0.1 million of participating restricted shares of BGC Class A common stock. For the year ended December 31, 2025, 15.5 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2025, included 15.3 million of participating RSUs and 0.2 million of participating restricted shares of BGC Class A common stock. Also as of December 31, 2025, 59.1 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our Consolidated Statements of Financial Condition as of December 31, 2025.
Registration Statements
Our March 2021 Form S-3 Registration Statement was originally filed on March 8, 2021, with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis pursuant to the CEO Program. We also entered into the July 2023 Sales Agreement, under which, we agreed to pay CF&Co 2% of the gross proceeds from the sale of shares pursuant to the CEO Program. CF&Co is a wholly owned subsidiary of Cantor and an affiliate of BGC. For additional information on our CEO Program sales agreement, see Note 13—“Related Party Transactions” to the Consolidated Financial Statements of this Annual Report on Form 10-K. The March 2021 Form S-3 Registration Statement and the July 2023 Sales Agreement related to the CEO Program both expired on August 2, 2025. As of December 31, 2025, we had not issued shares of BGC Class A common stock under the March 2021 Form S-3 Registration Statement.
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2025, we had issued an aggregate of 4.1 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of December 31, 2025, we had issued 0.9 million shares of BGC Class A common stock under the DRIP.
Our effective Registration Statement on Form S-8 was originally filed on July 3, 2023 with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of December 31, 2025, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 405.7 million shares of BGC Class A common stock.
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
As of December 31, 2025, we have issued 2.4 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $56.4 million in cash related to such contingent payments.
As of December 31, 2025, there are 2.1 million shares of BGC Class A common stock, including 0.4 million contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 1.8 million shares of BGC Class A common stock which will be issued if related targets are met and $7.0 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.

LEGAL PROCEEDINGS
On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners of the defendants on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Act on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5.0 million. On April 28, 2023, the defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint. On July 14, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiffs then filed a second amended complaint in March 2024. On December 2, 2024, the Court granted the defendants’ motion to dismiss the second amended complaint in its entirety. On December 16, 2024, the plaintiffs filed a notice of appeal to the Third Circuit Court of Appeals, followed by full briefing by the parties. The Third Circuit Court of Appeals heard argument on September 17, 2025. On December 15, 2025, the Third Circuit affirmed the District Court’s judgment dismissing the case.
Other legal proceedings
On February 16, 2024, an alleged Company stockholder, Martin J. Siegel, filed a putative class action lawsuit against Cantor Fitzgerald, L.P. and Mr. Howard Lutnick in the Delaware Court of Chancery, asserting that the Corporate Conversion was unfair to Class A stockholders of BGC Partners, Inc. because it increased Cantor’s percentage voting control over the Company. The suit is captioned Martin J. Siegel v. Cantor Fitzgerald, LP, C.A. 2024-0146-LWW. The defendants moved to dismiss the complaint on April 22, 2024. The motion was argued at a hearing on January 9, 2025. On April 10, 2025, the court issued its decision dismissing the complaint in full on the grounds that the plaintiff’s claim is derivative in nature and the plaintiff failed to make a demand on the Board or plead that such a demand was futile. Plaintiff did not appeal the court’s ruling and the judgment dismissing the matter is now final.
CERTAIN RELATED PARTY TRANSACTIONS
See Note 13—“Related Party Transactions” and Note 27—“Subsequent Events” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for information regarding certain related party transactions.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The following table summarizes certain of our contractual obligations at December 31, 2025 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable and other borrowings[1]	$1,789,500	$240,000	$—	$1,549,500	$—
Operating leases[2]	257,975	34,679	59,393	39,689	124,214
Finance leases[2]	2,021	1,394	627	—	—
Interest on Notes payable and other borrowings[3]	365,754	105,293	191,743	68,718	—
Short-term borrowings from related parties[4]	20,000	20,000	—	—	—
Interest on Short-term borrowings[5]	206	206	—	—	—
One-time transition tax[6]	4,421	4,421	—	—	—
Other[7]	17,330	17,330	—	—	—
Total contractual obligations	$2,457,207	$423,323	$251,763	$1,657,907	$124,214
_________________________________

1Notes payable and other borrowings reflects $240.0 million of borrowings by the Company, which includes deferred financing costs of $2.4 million, outstanding under the Revolving Credit Agreement as of December 31, 2025; $347.2 million of BGC Group 8.000% Senior Notes (the $347.2 million represents the principal amount of the debt; the carrying value of the BGC Group 8.000% Senior Notes as of December 31, 2025 was approximately $345.4 million), $500.0 million of BGC Group 6.600% Senior Notes (the $500.0 million represents the principal amount of the debt; the carrying value of the BGC Group 6.600% Senior Notes as of December 31, 2025 was approximately $496.5 million), and $700.0 million of BGC Group 6.150% Senior Notes (the $700.0 million represents the principal amount of the debt; the carrying value of the BGC Group 6.150% Senior Notes as of December 31, 2025 was approximately $693.8 million). Notes payable and other borrowings also reflects $2.3 million of BGC Partners 8.000% Senior Notes (the $2.3 million represents both the principal amount and carrying value of the BGC Partners 8.000% Senior Notes as of December 31, 2025). See Note 17—“Notes Payable and Other Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
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
3Interest on notes payable and other borrowings reflects a total of $1.7 million of interest expense associated with the Company’s borrowings under the Revolving Credit Agreement; $66.7 million of interest expense associated with the BGC Group 8.000% Senior Notes, $0.4 million of interest expense associated with the BGC Partners 8.000% Senior Notes, $113.7 million of interest expense associated with the BGC Group 6.600% Senior Notes, and $183.2 million of interest expense associated with the BGC Group 6.150% Senior Notes. Interest on notes payable and other borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is April 26, 2027. As of December 31, 2025, the undrawn portion of the committed unsecured Revolving Credit Agreement was $460.0 million.
4Short-term borrowings from related parties reflects $20.0 million the Company borrowed from Cantor under the BGC Credit Agreement on November 12, 2025.
5The average interest rate on the outstanding short-term borrowings from related parties for the year ended December 31, 2025 was 5.45%.
6The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the IRS which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. The Company made an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2025 is $4.4 million.
7Other contractual obligations reflect commitments of $17.3 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition. The amount payable each year reflects an estimate of future Charity Day obligations.
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
Certain LPUs were granted exchangeability into shares of BGC or Newmark Class A common stock or were redeemed in connection with the grant of BGC or Newmark Class A common stock issued; BGC Class A common stock was issued on a one-for-one basis, and Newmark Class A common stock is issued based on the number of LPUs exchanged or redeemed multiplied by the then-current Exchange Ratio. At the time exchangeability was granted or shares of BGC or Newmark Class A common stock were issued, we recognized an expense based on the fair value of the award on that grant date, which was included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our Consolidated Statements of Operations. There were no LPUs in BGC Holdings remaining after the Corporate Conversion was completed, while LPUs in Newmark Holdings held by BGC employees were not impacted by the Corporate Conversion. During the years ended December 31, 2025, 2024 and 2023, we incurred equity-based compensation expense of $143.3 million, $184.7 million and $171.6 million, respectively, related to LPUs and issuance of common stock.
Prior to the Corporate Conversion, certain LPUs had a stated vesting schedule and did not receive quarterly allocations of net income. Compensation expense related to these LPUs was recognized over the stated service period, and these units generally vest between two and five years. During the year ended December 31, 2023, we incurred equity-based compensation expense related to these LPUs of $40.9 million. This expense is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our Consolidated Statements of Operations.
Employee Loans: We have entered into various agreements with certain BGC employees and, prior to the Corporate Conversion, partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their LPUs in BGC Holdings and Newmark Holdings, prior to the Corporate Conversion, and by distributions that the individuals receive on some or all of their LPUs in Newmark Holdings and any dividends paid on participating RSUs and restricted stock awards, subsequent to the Corporate Conversion. Certain of these loans also may be either wholly or in part repaid from the proceeds of the sale of the BGC employees’ shares of BGC Class A common stock. In addition, certain loans may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, we may also enter into agreements with employees to grant bonus and salary advances or other types of loans. These advances and loans are repayable in timeframes outlined in the underlying agreements. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates.

As of December 31, 2025 and 2024, the aggregate balance of employee loans, net, was $436.1 million and $360.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2025, 2024 and 2023 was $140.3 million, $59.4 million and $51.3 million, respectively. The compensation expense related to these loans is included as part of “Compensation and employee benefits” in our Consolidated Statements of Operations.
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
CECL
We present financial assets that are measured at amortized cost net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. In accordance with the U.S. GAAP guidance, Financial Instruments—Credit Losses, the CECL methodology’s impact on expected credit losses, among other things, reflects our view of the current state of the economy, forecasted macroeconomic conditions and BGC’s portfolios. The amount of the allowance is based on significant estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. Additional disclosures regarding our accounting for CECL are provided in Note 25—“Current Expected Credit Losses (CECL)” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
The Tax Act includes the global intangible low-taxed income, GILTI, provision. This provision requires inclusion in our U.S. income tax return the earnings of certain foreign subsidiaries. We have elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus have not recorded deferred taxes for basis differences under this regime.
Additional disclosures regarding our accounting for income taxes are provided in Note 20—“Income Taxes” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
There have been no significant changes to critical accounting policies and estimates during fiscal year 2025 other than updates to the revenue recognition policy resulting from the acquisition of OTC Global. See Note 3—“Summary of Significant Accounting Policies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for additional information regarding these critical accounting policies and other significant accounting policies.
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
We also had Financial instruments owned, at fair value, of $127.6 million as of December 31, 2025. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K for further information regarding these investments and related hedging activities.
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
Foreign Currency Risk
We are exposed to risks associated with changes in FX rates. Changes in FX rates create volatility in the U.S. dollar equivalent of the our revenues and expenses. In addition, changes in the remeasurement of our foreign currency denominated financial assets and liabilities are recorded as part of its results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.
The majority of our foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of December 31, 2025, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.7 million.
Interest Rate Risk
BGC had $1,549.5 million in fixed-rate debt outstanding as of December 31, 2025. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of December 31, 2025, BGC had $240.0 million borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of December 31, 2025, BGC had $20.0 million of borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% shift in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings in fiscal year 2025 would have declined by $1.1 million if interest rates increased by an additional 1%.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
BGC Group, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Group, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of BGC Group, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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

Accounting for Acquisitions – Valuation of Customer Relationships Intangible Asset

Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Company completed the acquisition of OTC Global Holdings, LP for consideration transferred of $309 million during the year ended December 31, 2025. The transaction was accounted for as a business combination and the Company preliminarily allocated $139 million of the purchase price to the fair value of the customer relationships intangible asset.

Auditing the Company’s accounting for its acquisition was complex due to the significant estimation uncertainty in the Company’s preliminary determination of the fair value of the customer relationships intangible asset. The significant estimation uncertainty was primarily due to the sensitivity of the underlying assumptions used to derive the value of the customer relationships intangible asset, primarily revenue growth rates and earnings before interest and taxes (“EBIT”) margin used in the Company’s valuation model.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls related to acquired intangibles. Our procedures included testing controls over the valuation of the customer relationships intangible asset, including management’s review of the valuation methodology and the significant assumptions used in estimating the fair value of the customer relationships intangible asset.

To test the fair value of the customer relationships intangible asset, our audit procedures included, among others, assessing the valuation methodology, testing the significant assumptions described above, and testing the completeness and accuracy of the underlying data used by the Company. Our testing procedures over the significant assumptions included, among others, comparing the forecasted revenue growth and EBIT margin to the historical results of the acquired business. We assessed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the customer relationships intangible asset resulting from changes in the assumptions. We also involved our valuation specialists to assist in evaluating the valuation methodology used in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
New York, New York
March 2, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of BGC Group, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited BGC Group, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, BGC Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OTC Global Holdings, LP, Macro Hive Limited and the business acquired from American Commodities Brokerage Company which are included in the 2025 consolidated financial statements of the Company and constituted 4.2%, 0.0% and 0.0% of total assets, and 3.3%, -0.1% and -0.7% of net assets, respectively, as of December 31, 2025, and 11.6%, 0.0% and 0.0% of revenues, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OTC Global Holdings, LP, Macro Hive Limited, and the business acquired from American Commodities Brokerage Company.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 2, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, New York
March 2, 2026

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$851,502	$711,584
Cash segregated under regulatory requirements	22,171	21,689
Financial instruments owned, at fair value	127,614	186,197
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	468,035	365,490
Accrued commissions and other receivables, net	482,013	324,213
Loans, forgivable loans and other receivables from employees and partners, net	436,082	360,060
Fixed assets, net	182,080	190,012
Investments	37,765	39,267
Goodwill	648,616	540,290
Other intangible assets, net	427,950	240,910
Receivables from related parties	5,006	7,323
Other assets	723,155	604,932
Total assets	$4,411,989	$3,591,967
Liabilities and Equity
Liabilities
Short-term borrowings from related parties	20,000	—
Accrued compensation	364,016	227,869
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	306,364	225,377
Payables to related parties	28,599	28,960
Accounts payable, accrued and other liabilities	771,963	692,982
Notes payable and other borrowings	1,775,705	1,337,540
Total liabilities	3,266,647	2,512,728
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 444,920,841 and 424,361,066 shares issued at December 31, 2025 and December 31, 2024, respectively; and 363,175,091 and 374,296,914 shares outstanding at December 31, 2025 and December 31, 2024, respectively	4,449	4,244
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 109,452,953 issued and outstanding at December 31, 2025 and December 31, 2024, respectively, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,532,497	2,311,104
Treasury stock, at cost: 81,745,750 and 50,064,152 shares of Class A common stock at December 31, 2025 and December 31, 2024, respectively	(614,526)	(331,728)
Retained deficit	(910,391)	(1,026,359)
Accumulated other comprehensive income (loss)	(40,641)	(59,849)
Total stockholders’ equity	972,483	898,507
Noncontrolling interest in subsidiaries	172,859	180,732
Total equity	1,145,342	1,079,239
Total liabilities and equity	$4,411,989	$3,591,967
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Commissions	$2,257,553	$1,648,817	$1,464,524
Principal transactions	440,830	389,429	368,100
Fees from related parties	18,713	20,728	15,968
Data, network and post-trade	138,980	126,963	111,470
Interest and dividend income	53,825	56,223	45,422
Other revenues	31,559	20,658	19,917
Total revenues	2,941,460	2,262,818	2,025,401
Expenses:
Compensation and employee benefits	1,656,011	1,123,747	992,603
Equity-based compensation and allocations of net income to limited partnership units and FPUs	329,588	369,143	355,378
Total compensation and employee benefits	1,985,599	1,492,890	1,347,981
Occupancy and equipment	184,210	169,238	162,743
Fees to related parties	38,296	32,529	32,649
Professional and consulting fees	67,037	64,949	60,398
Communications	136,433	120,624	114,143
Selling and promotion	105,237	70,466	61,884
Commissions and floor brokerage	70,259	70,798	61,523
Interest expense	125,318	91,075	77,231
Other expenses	104,782	69,694	74,278
Total expenses	2,817,171	2,182,263	1,992,830
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	66,718	38,769	—
Gains (losses) on equity method investments	8,328	8,430	9,152
Other income (loss)	14,412	45,389	15,986
Total other income (losses), net	89,458	92,588	25,138
Income (loss) from operations before income taxes	213,747	173,143	57,709
Provision (benefit) for income taxes	67,208	49,915	18,934
Consolidated net income (loss)	$146,539	$123,228	$38,775
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(8,423)	(3,760)	2,510
Net income (loss) available to common stockholders	$154,962	$126,988	$36,265
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$148,628	$121,215	$34,070
Basic earnings (loss) per share	$0.31	$0.26	$0.08
Basic weighted-average shares of common stock outstanding	476,364	473,390	426,436
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$148,675	$121,268	$33,943
Fully diluted earnings (loss) per share	$0.31	$0.25	$0.07
Fully diluted weighted-average shares of common stock outstanding	480,950	479,142	489,989
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Consolidated net income (loss)	$146,539	$123,228	$38,775
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,758	(21,515)	7,607
Total other comprehensive income (loss), net of tax	19,758	(21,515)	7,607
Comprehensive income (loss)	166,297	101,713	46,382
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(7,873)	(4,008)	3,268
Comprehensive income (loss) attributable to common stockholders	$174,170	$105,721	$43,114
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$146,539	$123,228	$38,775
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	103,309	81,434	80,417
Employee loan amortization and reserves on employee loans	140,314	59,413	51,313
Equity-based compensation and allocations of net income to limited partnership units and FPUs	329,588	369,143	355,378
Deferred compensation expense	762	51	54
Losses (gains) on equity method investments	(8,328)	(8,430)	(9,152)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(7,838)	(38,577)	(4,406)
Amortization of discount (premium) on notes payable	4,830	1,286	3,662
Impairment of fixed assets, intangible assets and investments	2,793	746	3,144
Deferred tax provision (benefit)	(15,039)	(69,754)	(60,556)
Change in estimated acquisition earn-out payables	4,977	1,146	1,442
Forfeitures of Class A common stock	(528)	(1,065)	(1,190)
Loss (gain) on divestiture	(66,718)	(39,019)	—
Other	2,395	10,663	—
Consolidated net income (loss), adjusted for non-cash and non-operating items	637,056	490,265	458,881
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	60,481	(143,433)	(5,475)
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(97,508)	(21,584)	212,490
Accrued commissions receivable, net	(65,808)	(20,803)	(5,750)
Loans, forgivable loans and other receivables from employees and partners, net	(153,833)	(20,057)	(77,464)
Receivables from related parties	541	(3,890)	(1,380)
Other assets	(44,234)	(10,674)	19,803
Increase (decrease) in operating liabilities:
Accrued compensation	43,254	19,603	18,450
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	80,939	23,319	(203,902)
Payables to related parties	(361)	11,504	24,145
Accounts payable, accrued and other liabilities	(66,174)	(8,900)	(34,595)
Net cash provided by (used in) operating activities	$394,353	$315,350	$405,203
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of subsidiary	$77,877	$45,741	$—
Purchases of fixed assets	(21,488)	(29,624)	(14,924)
Capitalization of software development costs	(44,546)	(42,431)	(44,974)
Purchase of equity method investments	(750)	(1,750)	—
Proceeds from equity method investments	8,936	9,026	9,421
Payments for acquisitions, net of cash acquired	(280,712)	(64,174)	(39,755)
Purchase of investment carried under measurement alternative	(21,009)	(13,155)	—
Loan to related parties	(120,000)	(180,000)	—
Proceeds from repayment of related parties loan	120,000	180,000	—
Purchase of other assets	(953)	(627)	(475)
Net cash provided by (used in) investing activities	$(282,645)	$(96,994)	$(90,707)

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt borrowings	$(1,005,000)	$(815,000)	$(623,251)
Issuance of long-term debt, net of deferred issuance costs	1,437,741	965,057	754,321
Repayment of short-term borrowings from related parties	—	(275,000)	—
Issuance of short term borrowings from related parties	20,000	275,000	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(470)	(7,805)	(19,041)
Redemption and repurchase of equity awards	(109,154)	(138,894)	(117,867)
Dividends to stockholders	(38,994)	(34,165)	(17,381)
Repurchase of Class A common stock	(281,514)	(262,211)	(114,580)
Proceeds from sale of Cantor units in BGC Holdings	—	—	11,539
Short term borrowings, net of repayments	—	—	(1,917)
Proceeds from noncontrolling interests	—	171,667	—
Payments on acquisition earn-outs	(1,378)	(1,000)	(18,703)
Other	—	(26,667)	—
Net cash provided by (used in) financing activities	$21,231	$(149,018)	$(146,880)
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	7,461	(8,961)	3,270
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements including Cash and Cash segregated under regulatory requirements	140,400	60,377	170,886
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	733,273	672,896	502,010
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$873,673	$733,273	$672,896
Supplemental cash information:
Cash paid during the period for taxes	$148,137	$103,524	$70,718
Cash paid during the period for interest	109,418	88,392	80,664
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$—	$—	$45,868
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	6,588	8,520	7,275
ROU assets and liabilities	97,625	20,109	27,201
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2023
(in thousands, except share amounts)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2023	$4,719	$459	$2,559,418	$(711,454)	$(1,138,066)	$(45,431)	$63,563	$733,208
Consolidated net income (loss)	—	—	—	—	36,265	—	2,510	38,775
Other comprehensive gain, net of tax	—	—	—	—	—	6,849	758	7,607
Equity-based compensation, 14,758,605 shares	139	—	124,825	8	—	—	1,766	126,738
Dividends to common stockholders and participating RSU holders	—	—	—	—	(17,381)	—	—	(17,381)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	(16,652)	—	—	—	(12,294)	(28,946)
Grant of exchangeability and redemption of limited partnership interests, issuance of 29,118,664 shares	291	—	86,505	—	—	—	26,405	113,201
Issuance of Class A common stock (net of costs), 518,191 shares	5	—	195	—	—	—	14	214
Redemption of FPUs, 184,990 Units	—	—	(155)	—	—	—	(547)	(702)
Repurchase of Class A common stock, 23,250,551 shares	—	—	—	(107,889)	—	—	(6,691)	(114,580)
Forfeiture of Class A common stock, 1,428,363 shares	—	—	331	(1,410)	—	—	(111)	(1,190)
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,666	—	—	—	116	2,782
Grant of exchangeability, redemption of limited partnership interests and issuance of Class A common stock and RSUs for acquisitions, 5,504,698 shares	55	—	6,843	—	—	—	377	7,275
Cantor purchase of Cantor units from BGC Holdings upon redemption of FPUs, 6,368,964 units	—	—	—	—	—	—	11,539	11,539
Redemption of FPUs and issuance of RSUs due to the Corporate Conversion	—	—	12,410	—	—	—	2,096	14,506
Cantor units converted into shares of BGC Group Class B common stock due to the Corporate Conversion, 63,974,374 shares	—	640	75,788	—	—	—	(76,428)	—
Restricted stock awards granted upon conversion of limited partnership units due to the Corporate Conversion, 38,610,233 shares	386	—	(386)	—	—	—	—	—
Conversion of Class B common stock to Class A common stock, 405,801 shares	4	(4)	—	—	—	—	—	—
Cancellation of BGC Partners Inc. Treasury Stock due to the Corporate Conversion, 156,386,616 shares	(1,563)	—	(751,768)	753,331	—	—	—	—
Other	—	—	5,110	—	—	—	—	5,110
Balance, December 31, 2023	$4,036	$1,095	$2,105,130	$(67,414)	$(1,119,182)	$(38,582)	$13,073	$898,156
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2024
(in thousands, except share amounts)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2024	$4,036	$1,095	$2,105,130	$(67,414)	$(1,119,182)	$(38,582)	$13,073	$898,156
Consolidated net income (loss)	—	—	—	—	126,988	—	(3,760)	123,228
Other comprehensive loss, net of tax	—	—	—	—	—	(21,267)	(248)	(21,515)
Equity-based compensation, 15,838,276 shares	194	—	170,731	(36)	—	—	—	170,889
Dividends to common stockholders and participating RSU holders	—	—	—	—	(34,165)	—	—	(34,165)
Issuance of Class A common stock (net of costs), 314,591 shares	3	—	(1,242)	—	—	—	—	(1,239)
Repurchase of Class A common stock, 31,573,031 shares	—	—	—	(262,211)	—	—	—	(262,211)
Forfeiture of Class A common stock, 1,439,575 shares	—	—	1,001	(2,067)	—	—	—	(1,066)
Contributions of capital to and from Cantor for equity-based compensation	—	—	51,462	—	—	—	—	51,462
Issuance of Class A common stock and RSUs for acquisition 1,061,665 shares	11	—	8,509	—	—	—	—	8,520
Contributions from FMX Equity Partners	—	—	—	—	—	—	171,667	171,667
Other	—	—	(24,487)	—	—	—	—	(24,487)
Balance, December 31, 2024	$4,244	$1,095	$2,311,104	$(331,728)	$(1,026,359)	$(59,849)	$180,732	$1,079,239
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Year Ended December 31, 2025
(in thousands, except share amounts)

	BGC Group, Inc. Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiaries	Total
Balance, January 1, 2025	$4,244	$1,095	$2,311,104	$(331,728)	$(1,026,359)	$(59,849)	$180,732	$1,079,239
Consolidated net income (loss)	—	—	—	—	154,962	—	(8,423)	146,539
Other comprehensive income, net of tax	—	—	—	—	—	19,208	550	19,758
Equity-based compensation, 18,700,010 shares	197	—	211,962	(10)	—	—	—	212,149
Dividends to common stockholders and participating RSU holders	—	—	—	—	(38,994)	—	—	(38,994)
Issuance of Class A common stock (net of costs), 149,153 shares	1	—	(1,505)	—	—	—	—	(1,504)
Repurchase of Class A common stock, 30,197,095 shares	—	—	—	(281,514)	—	—	—	(281,514)
Forfeiture of Class A common stock, 468,223 shares	—	—	746	(1,274)	—	—	—	(528)
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,293	—	—	—	—	2,293
Issuance of Class A common stock and RSUs for acquisition 694,332 shares	7	—	6,581	—	—	—	—	6,588
Other	—	—	1,316	—	—	—	—	1,316
Balance, December 31, 2025	$4,449	$1,095	$2,532,497	$(614,526)	$(910,391)	$(40,641)	$172,859	$1,145,342

	For the Year Ended December 31,
	2025	2024	2023
Dividends declared per share of common stock	$0.08	$0.07	$0.04
Dividends declared and paid per share of common stock	$0.08	$0.07	$0.04
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Basis of Presentation
Business Overview
BGC is a leading global marketplace, data, and financial technology company across the ECS and financial markets. The Company specializes in the brokerage and trade execution of a broad range of ECS products, including listed derivatives and physical commodities in the oil and refined, and environmental and energy transition, markets, as well as ship chartering. Additionally, the Company provides brokerage services across fixed income securities such as government bonds and corporate bonds, as well as interest rate derivatives and credit derivatives, foreign exchange, equities and futures and options. The Company also provides network and connectivity solutions, market data and related information services, and post-trade services.
BGC’s integrated platform is designed to provide flexibility to customers with regard to price discovery, trade execution and transaction processing, as well as accessing liquidity through the Company’s platforms, for transactions executed either OTC or through an exchange. Through the Company’s electronic brands, BGC Group offers multiple trade execution, market data and information services, market infrastructure and connectivity services, as well as post-trade services.
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
2025 Board of Directors and Executive Officers Changes and Mr. Howard Lutnick Divestiture
On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Company appointed Mr. Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Company appointed Mr. Stephen Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Company appointed Messrs. John Abularrage, JP Aubin, and Sean Windeatt as Co-Chief Executive Officers of the Company and as the Co-Principal Executive Officers of the Company.
On October 6, 2025, Mr. Howard Lutnick completed the divestiture of his holdings in the Company, Cantor and CFGM in compliance with U.S. government ethics rules, including through the sale of all of the voting shares of CFGM and outstanding equity interests in various entities and family trusts that hold the Company’s common stock to trusts controlled by Mr. Brandon Lutnick, and the sale of all of BGC Class B common stock held directly by him to Cantor.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. BGC adopted the standard on a prospective basis on the required effective date for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025. Refer to Note 20—“Income Taxes.” The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard, which is optional, addresses challenges faced by stakeholders when applying ASC 326, Financial Instruments—Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The amendments allow all entities to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The new guidance can be adopted by the Company beginning on January 1, 2026, using a prospective method. Management is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU addresses stakeholders’ concerns about the application of derivative accounting to contracts with features based on the operations or activities of one of the parties to the contract, and the diversity in accounting for share-based noncash consideration from a customer that is consideration for the transfer of goods or services. The amendments add a derivative scope exception for certain contracts with underlying factors that are based on the operations or activities of one of the parties to the contract. The standard also clarifies the applicability of ASC 606 and its interaction with other ASC topics (including ASC 815 on derivatives and hedging and ASC 321 on equity securities), in the accounting for share-based noncash consideration (such as warrants or shares) received from a customer for the transfer of goods or services. The ASU is expected to provide investors with more comparable information and reduce accounting complexity and related reporting costs for preparers and auditors. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or modified retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the current interim disclosure requirements and their applicability. The ASU is intended to address feedback from stakeholders that the current guidance is difficult to navigate. The amendments do not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting. The ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The new guidance will become effective for the Company beginning on January 1, 2028, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The guidance clarifies, corrects errors in or makes other improvements to a variety of topics in the Codification that are intended to make it easier to understand and apply. The amendments apply to all reporting entities in the scope of the affected accounting guidance. The new guidance will become effective for the Company beginning on January 1, 2027, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s Consolidated Financial Statements.
SEC Rules on Climate-Related Disclosures
In March 2024, the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. Absent these developments, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2025. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s Consolidated Financial Statements.
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

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time who held a BGC Holdings limited partnership interest received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The Exchange Ratio as of December 31, 2025 equaled 0.9264.
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
Generally, LPUs received quarterly allocations of net income, which were cash distributed and generally were contingent upon services being provided by the unit holder. As prescribed in U.S. GAAP guidance, following the Spin-Off, the quarterly allocations of net income on BGC Holdings LPUs held by BGC employees were reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s Consolidated Statements of Operations prior to the Corporate Conversion, and quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees, which were not impacted by the Corporate Conversion, are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s Consolidated Statements of Operations. Quarterly allocations of net income on BGC Holdings LPUs held by Newmark employees were reflected as a component of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s Consolidated Statements of Operations, prior to the Corporate Conversion. From time to time, the Company also issued BGC Holdings LPUs as part of the consideration for acquisitions.

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
3.     Summary of Significant Accounting Policies
During the twelve months ended December 31, 2025, there were no significant changes to the Company’s significant accounting policies. See below for the Company’s significant accounting policies pertaining to Commissions revenues as a result of the acquisition of OTC Global.
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
Commissions:
The Company derives its commissions revenues from securities and commodities, whereby the Company connects buyers and sellers in the OTC and exchange markets and assists in the negotiation of the price and other material terms. These transactions result from the provision of services related to executing, settling and clearing transactions for customers. Trade execution and clearing services, when provided together, represent a single performance obligation as the services are not separately identifiable in the context of the contract. Commissions revenues are recognized at a point in time on a trade-date basis, when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. The Company records a receivable between the trade date and settlement date when payment is received.
The Company also derives commissions revenues from shipping brokerage. Most of the fees received for this service are considered variable consideration as the fees are contingent upon a future event (for example, upon delivery of the underlying commodity) and are excluded from the transaction price until the uncertainty associated with the variable consideration is subsequently resolved, which is expected to occur when the customer obtains control of the service and can direct the use of, and obtain substantially all of the remaining benefits from the asset. Accordingly, the entire transaction price, including the element of variable consideration adjusted for any constraints, is recognized upon delivery of the underlying commodity.

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
Accrued Commissions and Other Receivables, Net:
The Company has accrued commissions receivable from securities and commodities transactions. Accrued commissions receivable are presented net of allowance for credit losses of approximately $24.1 million and $23.3 million as of December 31, 2025 and 2024, respectively. The allowance is based on management’s estimate and reviewed periodically based on the facts and circumstances of each outstanding receivable.
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
The PD rate is sourced from Moody’s Annual Default Study for Corporates and it corresponds to the 1983-2024 average 1-year default rate by rating. The Moody’s quarterly updated data is used as well, if deemed appropriate. A significant number of the Company’s counterparties are publicly rated, and, therefore, the Moody’s PD rate is used as a proxy based on the counterparty’s external rating. In addition, the Company maintains internal obligor ratings that map to Moody’s long-term ratings.
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
The Company determines whether an arrangement is a lease at inception. ROU lease assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, ROU lease assets and liabilities are recognized at commencement date based on the present value of future lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. The ROU lease asset also includes any initial direct costs and any lease payments made at or before commencement, less any incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense pertaining to leases is recognized on a straight-line basis over the lease term. Interest expense on finance leases is recognized using the effective interest method over the lease term. Refer to Note 24—“Leases” for additional information.
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

4.    Acquisitions
AMCOM
On December 31, 2025, the Company completed the acquisition of AMCOM which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks.
Macro Hive
On October 1, 2025, the Company completed the acquisition of Macro Hive, a leading provider of global macro market analytics and strategy.
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
Since April 1, 2025, the results of OTC Global’s operations have been included in the Company’s Consolidated Financial Statements. The Company acquired 100% of the equity in OTC Global and its subsidiaries, and funded the transaction based on a combination of cash on hand, borrowings on its Revolving Credit Agreement, and using net proceeds raised through debt issuances in the first quarter of fiscal year 2025. The acquisition of OTC Global expanded and diversified the Company’s global ECS business.
The Company accounted for the OTC Global acquisition as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their fair values as of April 1, 2025. As of December 31, 2025, the Company has substantially completed its measurement of the assets acquired and liabilities assumed; however, the purchase price allocation remains preliminary and subject to adjustments during the measurement period.
The following tables and related disclosures summarize the components of the purchase consideration transferred, the preliminary allocation of the assets acquired, and liabilities assumed based on the fair values as of April 1, 2025, and the related estimated useful lives of the amortizable intangible assets acquired.
Calculation of the purchase price consideration transferred (in thousands, except share data):

April 1, 2025
Cash	$318,859
Fair value of Restricted Shares of BGC Class A common stock (268,257 shares)	2,507
Other	3,634
Less: compensation arrangements with required future service periods	(15,717)
Total purchase price consideration transferred	$309,283

The preliminary allocation of the assets acquired and the liabilities assumed in the OTC Global acquisition are as follows (in thousands):

April 1, 2025
Cash and cash equivalents	$23,394
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	716
Accrued commissions and other receivables, net	91,256
Loans, forgivable loans and other receivables from employees and partners, net	13,476
Fixed assets, net	3,752
Finite-lived intangible assets	219,200
Investments	838
Other assets	33,518
Total identifiable assets acquired	386,150
Accrued compensation	86,038
Accounts payable, accrued and other liabilities	103,223
Total liabilities assumed	189,261
Net identifiable assets acquired	196,889
Goodwill	112,394
Net assets acquired	$309,283
The $219.2 million of Finite-lived acquired intangible assets is subject to a weighted-average useful life of approximately 11.5 years. Those definite life intangible assets included Technology of $62.1 million (10 year useful life), Trademarks of $18.2 million (10 year useful life), and Customer relationships of $138.9 million (13 year useful life). As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending completion of the final valuations for these assets.
The excess of total consideration over the fair value of the total net assets acquired of approximately $112.4 million has been recorded to goodwill and allocated to the Company’s one reportable segment, brokerage services, which is managed on a consolidated basis. The goodwill recognized is attributable primarily to expected synergies to be gained from combining operations of the Company and OTC Global. The preliminary estimate of goodwill that is expected to be deductible for tax purposes is approximately $28.1 million.
The fair value of the accounts receivable acquired is $92.0 million with the gross contract amount being $93.7 million. The Company has recorded an expected allowance for credit losses of $1.7 million as of April 1, 2025.
The Company recognized $0.4 million of acquisition-related costs that were expensed during the year ended December 31, 2025. These costs are included in the Company’s Consolidated Statements of Operations within Professional and consulting fees.
The amounts of revenue and earnings from OTC Global included in the Company’s Consolidated Statements of Operations from April 1, 2025 to the period ending December 31, 2025 are as follows (in thousands):

Revenues and Earnings included in the Company’s Consolidated Statements of Operations from April 1, 2025 to December 31, 2025
Revenues	$341,685
Consolidated net income	$23,647

The following unaudited pro forma summary of revenues and consolidated net income presents consolidated information of the Company as if the acquisition of OTC Global had occurred on January 1, 2024 (amounts in thousands). The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operational efficiencies that could result from the acquisition. However, the amounts have been calculated after applying the Company’s accounting policies and adjusting the results of OTC Global, which mainly consisted of removing approximately $4.1 million of OTC Global’s Goodwill amortization for the year ended December 31, 2024, and $1.0 million for the year ended December 31, 2025, which had been applied under the Private Company Council Accounting Alternative for Goodwill and pursuant to ASC 350, Intangibles — Goodwill and Other.

Pro Forma Consolidated Income Statement (in thousands)
(unaudited)
	Year Ended December 31,
	2025	2024
Pro forma revenues	$3,057,449	$2,702,336
Pro forma consolidated net income	$156,243	$151,993
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
Total Consideration Transferred
The fair value of the total consideration for the acquisitions during the year ended December 31, 2025 was approximately $320.5 million, subject to post-closing adjustments, which included cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $117.5 million.
The total consideration for all acquisitions during the year ended December 31, 2024 was approximately $87.3 million, which included cash, restricted shares of BGC Class A common stock, and an earn-out payable in cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $30.9 million for the year ended December 31, 2024.
Except where otherwise noted, the results of operations of the Company’s acquisitions have been included in the Company’s Consolidated Financial Statements subsequent to their respective dates of acquisition. The Company has made preliminary allocations of the consideration to the assets acquired and liabilities assumed for AMCOM, Macro Hive and OTC Global, as of the acquisition dates, and expects to finalize its analysis with respect to the acquisitions within the first year after the completion of each respective transaction. Accordingly, adjustments to the preliminary allocations may occur.

5.    Divestitures
In the fourth quarter of 2025, the Company sold kACE, a leading provider of real-time pricing and advanced analytics platforms for complex FX derivatives, to smartTrade. smartTrade acquired kACE for up to $119.0 million, subject to limited post-closing adjustments. This includes initial consideration of $80.0 million, with up to an additional $39.0 million in contingent cash consideration. The $39.0 million in contingent cash consideration was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned. As a result of this sale, the Company recognized a $66.7 million gain, which is included in “Gains (losses) on divestitures and sales of investments” in the Company’s Consolidated Statements of Operations during the year ended December 31, 2025.
In the fourth quarter of 2024, the Company sold Capitalab, which was part of its post-trade business, to Capitolis. As a result of this sale, the Company recognized a $39.0 million gain, which is included in “Gains (losses) on divestitures and sale of investments” in the Company’s Consolidated Statements of Operations during the year ended December 31, 2024.
The Company had no gains or losses from divestitures or sales of investments during the year ended 2023.
6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$154,962	$126,988	$36,265
Less: Dividends declared and allocation of undistributed earnings to participating securities	(6,334)	(5,773)	(2,195)
Net income (loss) attributable to common stockholders	148,628	121,215	34,070
Basic weighted-average shares of common stock outstanding	476,364	473,390	426,436
Basic earnings (loss) per share	$0.31	$0.26	$0.08
Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$148,628	$121,215	$34,070
Add back: Allocations of net income (loss) to limited partnership interests, net of tax	—	—	(156)
Add back: Allocations of undistributed earnings to participating securities	5,160	4,620	1,731
Less: Reallocation of undistributed earnings to participating securities	(5,113)	(4,567)	(1,702)
Net income (loss) for fully diluted shares	$148,675	$121,268	$33,943
Weighted-average shares:
Common stock outstanding	476,364	473,390	426,436
Partnership units¹	—	—	57,239
Non-participating RSUs	—	—	1,406
Other[2]	4,586	5,752	4,908
Fully diluted weighted-average shares of common stock outstanding	480,950	479,142	489,989
Fully diluted earnings (loss) per share	$0.31	$0.25	$0.07
____________________________________
1    Partnership units collectively include FPUs, LPUs, and Cantor units (see Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” for more information).
2    Primarily consists of contracts to issue shares of BGC common stock.

For the years ended December 31, 2025, 2024 and 2023, approximately 15.5 million, 16.0 million and 14.3 million, respectively, of potentially dilutive securities, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2025, included 15.3 million participating RSUs and 0.2 million participating restricted stock awards. Anti-dilutive securities for the year ended December 31, 2024 included 15.6 million participating RSUs and 0.4 million participating restricted stock awards. Anti-dilutive securities for the year ended December 31, 2023 included 12.7 million participating RSUs and 1.6 million participating restricted stock awards.
As of December 31, 2025, 2024 and 2023, approximately 59.1 million, 59.6 million and 63.3 million, respectively, contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.
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
7.    Stock Transactions and Unit Redemptions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Shares outstanding at beginning of period	374,297	390,095
Share issuances:
Redemptions/exchanges of limited partnership interests and contingent share obligations¹	922	1,756
Vesting of RSUs	9,873	9,996
Acquisitions	694	1,062
Other issuances of BGC Class A common stock	9,895	9,028
Restricted stock forfeitures	(468)	(1,440)
Treasury stock repurchases[2]	(32,038)	(36,200)
Shares outstanding at end of period	363,175	374,297
____________________________________
1    Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the year ended December 31, 2025 are 0.9 million shares of BGC Class A common stock granted in connection with 1.0 million contingent share obligations. Included in redemptions/exchanges of limited partnership interests and contingent share obligations for the year ended December 31, 2024 are 1.8 million shares of BGC Class A common stock granted in connection with 1.8 million contingent share obligations. Because contingent share obligations were included in the Company’s fully diluted share count, if dilutive, settlement of contingent share obligations in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2    Treasury stock repurchases include shares withheld for taxes on restricted stock vesting. See “Unit Redemptions and Share Repurchase Program.”

Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during the year ended December 31, 2025 and 2024. As of both December 31, 2025 and 2024, there were 109.5 million shares of BGC Class B common stock outstanding.

CEO Program
On March 8, 2021, the Company filed a new CEO Program Shelf Registration Statement on Form S-3 with respect to the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis. On July 8, 2022, the Company filed an amendment to the March 2021 Form S-3 Registration Statement. On August 3, 2022, the March 2021 Form S-3 Registration Statement was declared effective by the SEC, and the Company entered into the August 2022 Sales Agreement on August 12, 2022. The Company did not sell any shares under the August 2022 Sales Agreement. On July 3, 2023, in connection with the Corporate Conversion, BGC Group filed a post-effective amendment to the March 2021 Form S-3 Registration Statement, pursuant to which it adopted the March 2021 Form S-3 Registration Statement as its own registration statement. Also on July 3, 2023, BGC Group assumed the August 2022 Sales Agreement, as amended and restated to replace references to BGC Partners with references to BGC Group and to make other ministerial changes. BGC Group may sell up to an aggregate of $300.0 million of shares of BGC Class A common stock pursuant to the terms of the July 2023 Sales Agreement. Under the July 2023 Sales Agreement, the Company agreed to pay CF&Co 2% of the gross proceeds from the sale of shares. The March 2021 Form S-3 Registration Statement and the July 2023 Sales Agreement related to the CEO Program both expired on August 2, 2025. As of December 31, 2025 the Company had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the July 2023 Sales Agreement. For additional information on the Company’s CEO Program sales agreements, see Note 13—“Related Party Transactions.”
Unit Redemptions and Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock and redemptions of limited partnership interests or other equity interests in the Company’s subsidiaries. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On November 5, 2025, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of December 31, 2025, the Company had $389.2 million remaining from its Share Repurchase Authorization. From time to time, the Company may actively continue to repurchase shares.
The tables below represent the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock and do not include units redeemed/cancelled in connection with the grant of shares of BGC Class A common stock nor the limited partnership interests exchanged for shares of BGC Class A common stock. The share repurchases of BGC Class A common stock during the year ended December 31, 2025 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted- Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at December 31, 2025
Repurchases[1,2]
January 1, 2025—March 31, 2025	3,184	$9.36
April 1, 2025—June 30, 2025[3]	17,224	9.21
July 1, 2025—September 30, 2025	4,239	9.88
October 1, 2025—October 31, 2025	6,200	9.22
November 1, 2025—November 30, 2025	1,191	9.10
December 1, 2025—December 31, 2025	—	—
Total Repurchases	32,038	$9.31	$389,179
____________________________________
1    During the year ended December 31, 2025, the Company repurchased 32.0 million shares of BGC Class A common stock at an aggregate price of $298.3 million for a weighted-average price of $9.31 per share. These repurchases include 1.8 million restricted shares vested but withheld described in the following footnote.
2    Includes 1.8 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $16.9 million at a weighted-average price of $9.16 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.

3    On May 16, 2025, Mr. Howard Lutnick agreed to sell 16.1 million shares of BGC Class A common stock to BGC at a price of $9.2082 per share pursuant to the Company’s Share Repurchase Authorization. Such repurchase closed on May 19, 2025, and was approved by the Audit Committee. See Note 13—“Related Party Transactions” for further information.
The share repurchases of BGC Class A common stock during the year ended December 31, 2024 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted- Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at December 31, 2024
Repurchases[1,2]
January 1, 2024—March 31, 2024	11,250	$7.11
April 1, 2024—June 30, 2024	10,688	8.32
July 1, 2024—September 30, 2024	7,893	9.05
October 1, 2024—October 31, 2024	6,369	9.45
November 1, 2024—November 30, 2024	—	—
December 1, 2024—December 31, 2024	—	—
Total Repurchases	36,200	$8.30	$350,000
____________________________________
1    During the year ended December 31, 2024, the Company repurchased 36.2 million shares of BGC Class A common stock for an aggregate price of $300.5 million at a weighted-average price of $8.30 per share. These repurchases include 4.6 million restricted shares vested but withheld described in the following footnote.
2    Includes 4.6 million shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $38.4 million at a weighted-average price of $8.35 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of unencumbered U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $127.6 million and $186.2 million as of December 31, 2025 and 2024, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s Consolidated Statements of Operations. The Company recognized unrealized net losses of $0.1 million as of both December 31, 2025 and 2023 and an unrealized net gain of $0.1 million as of December 31, 2024 related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s Consolidated Statements of Financial Condition. As of both December 31, 2025 and 2024, the Company had no Repurchase Agreements.
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
As of both December 31, 2025 and 2024, the Company had no Reverse Repurchase Agreements.

10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of December 31, 2025 and December 31, 2024, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$284,804	$213,409
Receivables from clearing organizations	151,212	118,473
Other receivables from broker-dealers and customers	29,591	26,859
Net pending trades	—	1,365
Open derivative contracts	2,428	5,384
Total	$468,035	$365,490
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$275,290	$201,301
Payables to clearing organizations	10,237	5,643
Other payables to broker-dealers and customers	18,114	14,003
Net pending trades	1,115	—
Open derivative contracts	1,608	4,430
Total	$306,364	$225,377
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of December 31, 2025 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	December 31, 2025			December 31, 2024
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$1,773	$1,022	$748,874	$4,810	$3,679	$635,790
Forwards	655	384	249,973	409	751	185,821
Futures	—	202	7,860,240	165	—	8,758,848
Interest rate swaps	—	—	—	—	—	534,085
Total	$2,428	$1,608	$8,859,087	$5,384	$4,430	$10,114,544
____________________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.

The replacement costs of contracts in a gain position were $2.4 million and $5.4 million, as of December 31, 2025 and 2024, respectively.
The following tables present information about the offsetting of derivative instruments as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$2,424	$(651)	$1,773
Forwards	929	(274)	655
Futures	44,469	(44,469)	—
Total derivative assets	$47,822	$(45,394)	$2,428
Liabilities
FX swaps	$1,673	$(651)	$1,022
Forwards	658	(274)	384
Futures	44,671	(44,469)	202
Total derivative liabilities	$47,002	$(45,394)	$1,608

	December 31, 2024
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$5,993	$(1,183)	$4,810
Forwards	465	(56)	409
Futures	37,083	(36,918)	165
Interest rate swaps	132	(132)	—
Total derivative assets	$43,673	$(38,289)	$5,384
Liabilities
FX swaps	$4,862	$(1,183)	$3,679
Forwards	807	(56)	751
Futures	36,918	(36,918)	—
Interest rate swaps	132	(132)	—
Total derivative liabilities	$42,719	$(38,289)	$4,430
There were no additional balances in gross amounts not offset as of either December 31, 2025 or 2024.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s Consolidated Statements of Operations.

The table below summarizes gains and (losses) on derivative contracts for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
Derivative contract	2025	2024	2023
Futures	$14,524	$12,371	$13,139
Interest rate swaps	12,055	6,965	3,454
FX swaps	3,625	2,581	2,619
FX/commodities options	382	317	230
Gains, net	$30,586	$22,234	$19,442
12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$97,546	$—	$—	$—	$97,546
Financial instruments owned, at fair value—Foreign government debt	—	29,054	—	—	29,054
Financial instruments owned, at fair value—Equities	955	—	—	—	955
Financial instruments owned, at fair value—Corporate bonds	—	59	—	—	59
FX swaps	—	2,424	—	(651)	1,773
Forwards	—	929	—	(274)	655
Futures	44,469	—	—	(44,469)	—
Total	$142,970	$32,466	$—	$(45,394)	$130,042

	Liabilities at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$1,673	$—	$(651)	$1,022
Forwards	—	658	—	(274)	384
Futures	44,671	—	—	(44,469)	202
Contingent consideration	—	—	22,662	—	22,662
Total	$44,671	$2,331	$22,662	$(45,394)	$24,270

	Assets at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$170,381	$—	$—	$—	$170,381
Financial instruments owned, at fair value—Foreign government debt	—	14,827	—	—	14,827
Financial instruments owned, at fair value—Equities	989	—	—	—	989
FX swaps	—	5,993	—	(1,183)	4,810
Forwards	—	465	—	(56)	409
Futures	37,083	—	—	(36,918)	165
Interest rate swaps	—	132	—	(132)	—
Total	$208,453	$21,417	$—	$(38,289)	$191,581

	Liabilities at Fair Value at December 31, 2024
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$4,862	$—	$(1,183)	$3,679
Futures	36,918	—	—	(36,918)	—
Forwards	—	807	—	(56)	751
Interest rate swaps	—	132	—	(132)	—
Contingent consideration	—	—	21,768	—	21,768
Total	$36,918	$5,801	$21,768	$(38,289)	$26,198
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2025 were as follows (in thousands):

						Unrealized gains (losses) for the period included in:
	Opening Balance as of January 1, 2025	Total realized and unrealized (gains) losses included in Net income (loss)[1]	Purchases/ Issuances	Sales/ Settlements	Closing Balance at December 31, 2025	Net income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2025	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at December 31, 2025
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$21,768	$4,977	$—	$(4,083)	$22,662	$4,759	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of December 31, 2025
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.5%-9.2%	7.5%
Contingent consideration	$—	$22,662	Present value of expected payments	Probability of meeting earnout and contingencies	50%-100%	85.0%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2025 and 2024, the present value of expected payments related to the Company’s contingent consideration was $22.7 million and $21.8 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $27.1 million and $30.4 million as of December 31, 2025 and 2024, respectively.

Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with fair values of approximately $164.9 million and $136.1 million, which were included in “Other assets” in the Company’s Consolidated Statements of Financial Condition as of December 31, 2025 and 2024, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the years ended December 31, 2025, 2024 and 2023, Cantor’s share of the net profit in Tower Bridge was $2.8 million, $2.2 million and $2.8 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s Consolidated Statements of Operations.
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
For the years ended December 31, 2025, 2024 and 2023, the Company recognized related party revenues of $18.7 million, $20.7 million and $16.0 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the years ended December 31, 2025, 2024 and 2023, the Company was charged $141.9 million, $107.6 million and $97.4 million, respectively, for the services provided by Cantor and its affiliates, of which $103.6 million, $75.1 million and $64.7 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s Consolidated Statements of Operations.

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
During the years ended December 31, 2025, 2024 and 2023, the Company was charged $4.0 million, $4.4 million and $2.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of December 31, 2025 and 2024, at a fair value of $67.6 million and $124.6 million, respectively.
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

As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both December 31, 2025 and 2024, the Company had recorded assets of $1.0 million in the Company’s Consolidated Statements of Financial Condition for this indemnity.
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
On November 30, 2018, BGC Partners caused its subsidiary, BGC Holdings, to distribute in the BGC Holdings Distribution pro rata all of the 1.5 million exchangeable interests of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution Date to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Record Date (including Cantor and executive officers of BGC). The Newmark Holdings interests distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and, in the case of the 0.4 million Newmark Holdings interests received by Cantor, also into shares of Newmark Class B common stock, at the current Exchange Ratio of 0.9264 shares of Newmark common stock per Newmark Holdings interest (subject to adjustment).
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
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, there were $20.0 million of borrowings by the Company outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 5.45% for the year ended December 31, 2025. The Company recorded interest expense related to the BGC Credit Agreement of $0.2 million for the year ended December 31, 2025.
On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $18.0 million on July 31, 2024, and $12.0 million on September 25, 2024. On October 1, 2024, Cantor repaid in full to the Company the outstanding principal of $150.0 million borrowed from the Company under the BGC Credit Agreement, plus accrued interest. As of December 31, 2024, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 7.13% for the year ended December 31, 2024. The Company recorded interest income related to the BGC Credit Agreement of $3.8 million for the year ended December 31, 2024.
On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to the Company the outstanding principal of $77.0 million borrowed from the Company under the BGC Credit Agreement, plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% for the year ended December 31, 2025. As of December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. The Company recorded $1.5 million of interest income related to the BGC Credit Agreement for the year ended December 31, 2025.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both December 31, 2025 and 2024, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both December 31, 2025 and 2024, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the years ended December 31, 2025, 2024 and 2023, the Company recognized its share of FX losses of $3.2 million and $4.1 million and FX gain of $1.6 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s Consolidated Statements of Operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has the right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During the years ended December 31, 2025, 2024 and 2023, the Company recorded revenues from Cantor entities of $0.4 million, $0.3 million and $0.3 million, respectively, related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
In August 2013, the Audit Committee authorized the Company to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used by the Company from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. The Company is entitled to invest in the program so long as the program meets investment policy guidelines, including policies related to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to the Company on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of both December 31, 2025 and 2024, the Company did not have any investments in the program.
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
On October 6, 2025, Cantor purchased 8,973,721 shares of BGC Class B common stock held directly by Mr. Howard Lutnick for a price per share of $9.2082 less $0.032 per share for the after-tax portion of paid and payable dividends declared after May 16, 2025 through October 6, 2025.
As of December 31, 2025, Cantor and CFGM did not own any shares of BGC Class A common stock. As of December 31, 2025, Cantor and CFGM owned 102.3 million and 3.0 million shares of BGC Class B common stock, respectively.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s Consolidated Statements of Financial Condition. As of December 31, 2025 and 2024, the Company had receivables from Freedom of $1.4 million and $1.3 million, respectively. As of December 31, 2025 and 2024, the Company had $1.8 million and $4.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of December 31, 2025 and 2024, the Company had $0.8 million and $4.0 million, respectively, in payables to Cantor related to open derivative contracts. As of December 31, 2025, the Company had no receivables from or payables to Cantor related to fails and pending trades. As of December 31, 2024, the Company had $0.1 million in receivables from and no payables to Cantor related to fails and pending trades.

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
As of December 31, 2025 and 2024, the aggregate balance of employee loans, net, was $436.1 million and $360.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2025, 2024 and 2023 was $140.3 million, $59.4 million and $51.3 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the years ended December 31, 2025, 2024 and 2023 was $16.1 million, $13.8 million and $15.1 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s Consolidated Statements of Operations.
CEO Program and Other Transactions with CF&Co
As discussed in Note 7—“Stock Transactions and Unit Redemptions,” BGC Partners entered into the August 2022 Sales Agreement, and after the Corporate Conversion, BGC Group entered into the July 2023 Sales Agreement with CF&Co as the Company’s sales agent under the CEO Program. During both the years ended December 31, 2025 and 2024, the Company did not sell any shares of BGC Class A common stock under its CEO Program. For the years ended December 31, 2025, 2024 and 2023, the Company was not charged for services provided by CF&Co related to the CEO Program with CF&Co. The net proceeds of any shares sold would be included as part of “Additional paid-in capital” in the Company’s Consolidated Statements of Financial Condition. The March 2021 Form S-3 Registration Statement and the July 2023 Sales Agreement related to the CEO Program both expired on August 2, 2025.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2025 and 2024, the Company did not have any securities loaned transactions with CF&Co.
On July 24, 2018, the Company issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of the Company. In connection with this issuance of the BGC Partners 5.375% Senior Notes, the Company recorded $0.3 million in underwriting fees payable to CF&Co. The Company also paid CF&Co an advisory fee of $0.2 million in connection with the issuance. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and were amortized as interest expense over the term of the notes. The BGC Partners 5.375% Senior Notes matured on July 24, 2023.
On September 27, 2019, the Company issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. In connection with this issuance of BGC Partners 3.750% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and were amortized as interest expense over the term of the notes. The BGC Partners 3.750% Senior Notes and BGC Group 3.750% Senior Notes matured on October 1, 2024.

On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of December 31, 2025, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”
On July 10, 2020, the Company issued an aggregate of $300.0 million principal amount of BGC Partners 4.375% Senior Notes. In connection with this issuance of BGC Partners 4.375% Senior Notes, the Company recorded $0.2 million in underwriting fees payable to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and were amortized as interest expense over the term of the notes. Cantor purchased $14.5 million of such senior notes and tendered such notes in the Exchange Offer in exchange for an equivalent amount of BGC Group 4.375% Senior Notes. The BGC Partners 4.375% Senior Notes and BGC Group 4.375% Senior Notes matured on December 15, 2025. Cantor received $14.5 million plus interest upon maturity of the BGC Group 4.375% Senior Notes that it held.
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
On April 2, 2025, the Company issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. In connection with this issuance of BGC Group 6.150% Senior Notes, the Company recorded $0.4 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
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
As of December 31, 2025 and 2024, there were no FPUs in BGC Holdings remaining.
Cantor Aurel Revenue Sharing Agreement
On June 24, 2021, the Board and Audit Committee authorized the Company’s French subsidiary, Aurel BGC SAS, to enter into a revenue sharing agreement pursuant to which Cantor would provide services to Aurel to support Aurel’s investment banking activities with respect to special purpose acquisition companies. The services provided by Cantor to Aurel in support of such SPAC Investment Banking Activities would include referral of clients, structuring advice, financial advisory services, referral of investors, deal execution services, and other advisory services in support of Aurel’s SPAC Investment Banking Activities pursuant to its French investment services license. As compensation, Cantor would receive a revenue share of 80% of Aurel’s net revenue attributable to SPAC Investment Banking Activities. The term of the revenue sharing agreement was for an initial period of 12 months, which automatically renewed each year unless either party provided a notice of termination at least three months prior to the anniversary. Aurel was also authorized to serve as bookrunner, underwriter or advisor in connection with French SPACs which are sponsored by Cantor at market rates for such services. On December 12, 2024, Aurel and Cantor mutually terminated the revenue sharing agreement. For the years ended December 31, 2025, 2024 and 2023, Aurel had no revenues or fees payable to Cantor attributable to SPAC Investment Banking Activities. Any revenue or fees payable to Cantor attributable to SPAC Investment Banking Activities would be included as part of “Other revenues” and “Fees to related parties,” respectively, in the Company’s Consolidated Statements of Operations.
Transactions with Executive Officers and Directors
On October 3, 2025, Mr. Stephen Merkel, the Company’s Chairman and General Counsel, sold 16,511 shares of BGC Class A common stock to the Company in a transaction exempt from the short-swing profits liability provisions of Section 16(b) of the Exchange Act, referred to here as an “exempt transaction,” pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.21 was the closing price of a share of BGC Class A common stock on October 3, 2025. The transaction was approved by the Audit Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On July 30, 2025, the Company accelerated the vesting of 37,092 RSUs granted under the BGC Group Equity Plan to Mr. Jason W. Hauf, the Company’s Chief Financial Officer, which each represented a contingent right to receive one share of BGC Class A common stock, delivered less 12,849 shares withheld by the Company for taxes at $9.72 per share, in the amount of 24,243 net shares. Additionally, on July 30, 2025, the Company accelerated the vesting of Mr. Hauf’s RSU Tax Account awards in the amount of $125,000. The acceleration of the vesting of the RSUs, the withholding of shares for taxes and the acceleration of vesting of Mr. Hauf’s RSU Tax Account awards were approved by the Compensation Committee.
On June 10, 2025, Mr. Arthur U. Mbanefo, a member of the Company’s Board, sold 12,205 shares of BGC Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.75 was the closing price of a share of BGC Class A common stock on June 10, 2025. The transaction was approved by the Audit Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On March 4, 2025, Dr. Linda A. Bell, a member of the Company’s Board, sold 12,727 shares of BGC Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.35 was the closing price of a share of BGC Class A common stock on March 4, 2025. The transaction was approved by the Audit Committee and was made pursuant to the Company’s Share Repurchase Authorization.

On October 7, 2024, the Compensation Committee approved the redemption of 327,127 non-exchangeable Newmark Holdings LPUs and 30,285 non-exchangeable Newmark Holdings PLPUs with a determination amount of $278,258, held by Mr. Sean Windeatt. In connection with this redemption, Mr. Sean Windeatt received 271,362 shares of Newmark Class A common stock (239,428 Newmark Holdings LPUs multiplied by the then-current Exchange Ratio) and a cash payment of $251,128 (27,332 Newmark Holdings PLPUs). The remaining 31,700 of Newmark Holdings LPUs and 2,953 Newmark Holdings PLPUs with a determination amount of $27,130 were redeemed for zero in connection with Mr. Sean Windeatt’s LLP status.
On August 8, 2024, Mr. David P. Richards, a member of the Company’s Board, sold 13,063 shares of BGC Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.11 was the closing price of a share of BGC Class A common stock on August 8, 2024. The transaction was approved by the Audit and Compensation Committees and was made pursuant to the Company’s Share Repurchase Authorization.
On January 2, 2024, Mr. Stephen Merkel sold 136,891 shares of BGC Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $6.98 was the closing price of a share of BGC Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees and was made pursuant to the Company’s Share Repurchase Authorization.
On September 21, 2023, Mr. Sean Windeatt sold 474,808 shares of BGC Class A common stock to the Company. The sale price per share of $5.29 was the closing price of a share of BGC Class A common stock on September 21, 2023. The transaction was approved by the Audit Committee and the Compensation Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On July 10, 2023 the Company approved accelerating the vesting of 720,509 of the Company’s RSUs held by Mr. Sean Windeatt (calculated based upon the closing price of the Company’s Class A common stock on July 10, 2023 which was $4.45) and the vesting of $780,333 of the RSU Tax Account held by Mr. Sean Windeatt. Such RSUs and RSU Tax Account amount vested on July 12, 2023, and the total value of this transaction was approximately $3,986,600.
On June 8, 2023, the Company repurchased all of Mr. Sean Windeatt’s 128,279 exchangeable BGC Holdings LPUs at a price of $4.79 per unit, which was the closing price of a share of our Class A common stock on June 8, 2023. The Compensation Committee granted Mr. Sean Windeatt 128,279 non-exchangeable BGC Holdings LPUs on April 1, 2021. Pursuant to the exchange rights schedule of the grant, on April 1, 2023, the 128,279 non-exchangeable BGC Holdings LPUs became immediately exchangeable.
In connection with the Corporate Conversion, on June 2, 2023 Mr. Stephen Merkel sold 150,000 shares of Class A common stock to BGC Partners at $4.21 per share, the closing price of a share of Class A common stock on June 2, 2023. The transaction was approved by the Audit and Compensation Committees of the Board of BGC Partners and was made pursuant to BGC Partners’ stock buyback authorization.
In connection with the Corporate Conversion, on May 18, 2023, the BGC Partners Compensation Committee approved the redemption of all of the non-exchangeable BGC Holdings units held by Mr. Stephen Merkel at that time. On May 18, 2023, Mr. Stephen Merkel’s 148,146 NPSU-CVs, 33,585 PSU-CVs, and 74,896 PSUs were redeemed for zero and an aggregate of 256,627 shares of Class A common stock were granted to Mr. Stephen Merkel, and 148,146 NPPSU-CVs with a total determination amount of $681,250 and 33,585 PPSU-CVs with a total determination amount of $162,500 were redeemed for an aggregate cash payment of $843,750. After deduction of shares of BGC Class A common stock to satisfy applicable tax withholding through the surrender of shares of BGC Class A common stock valued at $4.61 per share, Mr. Stephen Merkel received 196,525 net shares of Class A common stock.
Since Mr. Howard Lutnick had previously repeatedly waived his rights under the Standing Policy, as of May 18, 2023 his rights had accumulated for 7,879,736 non-exchangeable PSUs, and 103,763 non-exchangeable PPSUs with a determination amount of $474,195. Due to the May 18, 2023 monetization of all of Mr. Stephen Merkel’s then-remaining non-exchangeable BGC Holdings units, on such date Mr. Howard Lutnick received additional incremental monetization rights for his then-remaining 3,452,991 non-exchangeable PSUs, and 1,348,042 non-exchangeable PPSUs with a determination amount of $6,175,805.

In connection with the Corporate Conversion and as a result of the monetization event for Mr. Stephen Merkel, on May 18, 2023 Mr. Howard Lutnick elected to exercise in full his monetization rights under the Standing Policy, which he had previously waived in prior years. All of the non-exchangeable BGC Holdings units that Mr. Howard Lutnick held at that time were monetized as follows: 11,332,727 PSUs were redeemed for zero and 11,332,727 shares of Class A common stock were granted to Mr. Howard Lutnick, and 1,451,805 PPSUs with an aggregate determination amount of $6,650,000 were redeemed for an aggregate cash payment of $6,650,000. After deduction of applicable tax withholding through the surrender of shares of BGC Class A common stock valued at $4.61 per share, Mr. Howard Lutnick received 5,710,534 net shares of Class A common stock.
On May 18, 2023, Mr. Howard Lutnick also exchanged his then-remaining 520,380 exchangeable PSUs for 520,380 shares of Class A common stock. After deduction of applicable tax withholding through the surrender of shares of Class A common stock valued at $4.61 per share, Mr. Lutnick received 232,610 net shares of Class A common stock. In addition, on May 18, 2023, Mr. Lutnick’s then-remaining 1,474,930 non-exchangeable HDUs were redeemed for a cash capital account payment of $9,148,000, $2.1 million of which was paid by BGC Partners with the remainder paid by Newmark. As a result of the various transactions on May 18, 2023 described above, on May 18, 2023, Mr. Lutnick no longer held any limited partnership units of BGC Holdings.
On April 18, 2023, Dr. Linda Bell, a member of our Board, sold 21,786 shares of Class A common stock to the Company. The sale price per share of $4.59 was the closing price of a share of Class A common stock on April 18, 2023. The transaction was approved by the Audit Committee and the Compensation Committee of the Board and was made pursuant to the Company’s stock buyback authorization.
Transactions with Other Related Parties
Mr. Howard Lutnick’s Divestiture
On May 16, 2025, Mr. Howard Lutnick, the U.S. Secretary of Commerce and the Company’s former Chief Executive Officer and former Chairman of the Board, agreed to sell to the Company 16,452,850 shares of BGC Class A common stock beneficially owned by him, including (i) 5,616,612 shares held directly by Mr. Howard Lutnick, (ii) 10,489,582 shares held in his personal asset trust, (iii) 8,908 shares held by the Howard Lutnick Family Trust, and (iv) 337,748 shares originating from retirement accounts, including certain shares held by Mr. Howard Lutnick’s spouse. The closing of the sale of the 16,115,102 shares held by him and the trusts occurred on May 19, 2025, and the closing of the sale of 337,748 shares held in retirement accounts occurred on October 6, 2025, immediately after the closing of the sale of the voting shares of CFGM by Mr. Howard Lutnick described below. The price per share for the sales of the Lutnicks’ BGC Class A common stock sold to the Company was $9.2082, but the aggregate purchase price of the shares held in retirement accounts was reduced by $0.04 per share for any dividends on such shares of BGC Class A common stock paid to Mr. Howard Lutnick and his spouse, in each case, between May 16, 2025 and October 6, 2025, as well as the after-tax portion of any declared but unpaid dividends on such shares of BGC Class A common stock with a record date prior to October 6, 2025 that were payable.
On October 6, 2025, Mr. Howard Lutnick, the U.S. Secretary of Commerce and the Company’s former Chief Executive Officer and former Chairman of the Company’s Board, completed his divestiture of his holdings in the Company in connection with his appointment as the U.S. Secretary of Commerce. Mr. Howard Lutnick no longer has any voting or dispositive power over any of the securities of the Company.
On October 6, 2025, the following transactions closed in connection with the previously announced divestiture:
•The purchase by the Purchaser Trusts from Mr. Howard Lutnick, in his capacity as trustee of a trust, of all of the voting shares of CFGM, which is the managing general partner of Cantor, for an aggregate purchase price of $200,000, using cash on hand at the Purchaser Trusts.
•The purchase by Cantor of 8,973,721 shares of BGC Class B common stock held directly by Mr. Howard Lutnick for a price per share of $9.2082, less $0.032 per share for the after-tax portion of paid and payable dividends to him, using cash on hand at Cantor, which represents all of the shares of BGC Class B common stock that had been held by him.
•The purchase by certain other trusts controlled by Mr. Brandon Lutnick from Mr. Howard Lutnick, in his capacity as trustee of certain trusts, of certain interests, including all outstanding equity interests in Tangible Benefits, LLC, a Delaware limited liability company, and KBCR Management Partners, LLC, a Delaware limited liability company, that each hold shares of the Company, for an aggregate purchase price of $13,096,795.70, using cash on hand at the purchasing trusts.
•The repurchase described above by the Company of the 337,765 shares of BGC Class A common stock beneficially owned by Mr. Howard Lutnick and originating from retirement accounts, including certain shares held by his spouse.

Each of the repurchases was made pursuant to the Company’s existing Share Repurchase Authorization approved by the Board and by the Audit Committee in October 2024, and the repurchase of these shares pursuant to such existing authorization was expressly approved by the Audit Committee in connection therewith.
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
As of December 31, 2025 and 2024, the Company had an additional liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $17.3 million and $13.2 million, respectively, which included $11.5 million and $9.5 million of additional expense taken in September 2025 and 2024, respectively, above the original $40.0 million commitment.
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
Other Transactions
In December 2025, the Company agreed to pay Cantor $0.9 million in connection with a rent rebate related to Cantor’s exit from a shared office lease.
The Company periodically acts as an intermediary to administer payments on behalf of related parties.
14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	December 31, 2025	December 31, 2024
Advanced Markets Holdings	25%	$2,978	$3,772
China Credit BGC Money Broking Company Limited	33%	23,031	23,242
Freedom International Brokerage	45%	9,683	9,637
Other		1,042	2,424
Equity method investments		$36,734	$39,075
Investments carried under measurement alternative		1,031	192
Total equity method and investments carried under measurement alternative		$37,765	$39,267
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of December 31, 2025 and 2024.
The carrying value of the Company’s equity method investments was $36.7 million and $39.1 million as of December 31, 2025 and 2024, respectively, and is included in “Investments” in the Company’s Consolidated Statements of Financial Condition.
The Company recognized gains of $8.3 million, $8.4 million and $9.2 million related to its equity method investments for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s Consolidated Statements of Operations.
For the years ended December 31, 2025, 2024 and 2023, the Company did not recognize impairment charges of existing equity method investments. During the years ended December 31, 2025, 2024 and 2023, the Company did not sell any equity method investments.

Summarized financial information for the Company’s equity method investments is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Statements of operations:
Total revenues	$118,462	$134,232	$111,242
Total expenses	87,244	89,127	84,216
Income before income taxes	$31,218	$45,105	$27,026

	December 31,
	2025	2024
Statements of financial condition:
Cash and cash equivalents	$77,885	$73,519
Fixed assets, net	2,231	2,168
Other assets	58,333	59,068
Total assets	$138,449	$134,755

Other liabilities	79,794	71,222
Total partners’ capital	58,655	63,533
Total liabilities and partners’ capital	$138,449	$134,755
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
The carrying value of these investments as of December 31, 2025 and 2024 was $1.0 million and $0.2 million, respectively, and they are included in “Investments” in the Company’s Consolidated Statements of Financial Condition. For the year ended December 31, 2025, the Company recorded impairment charges of $2.5 million, relating to an existing investment carried under the measurement alternative. The impairment was recorded in “Other income (loss)” in the Company’s consolidated statements of operations. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the years ended December 31, 2024 and 2023.
In addition, as of December 31, 2025 and 2024, the Company owned equity interests, which are included in “Other assets” in the Company’s Consolidated Statements of Financial Condition. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded $7.8 million of unrealized gains, $37.2 million of unrealized gains, and $1.9 million of unrealized gains to reflect observable transactions for these shares during the years ended December 31, 2025, 2024, and 2023, respectively. The unrealized gains and losses are reflected in “Other income (loss)” in the Company’s Consolidated Statements of Operations.
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

The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	December 31, 2025		December 31, 2024
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$1,041	$1,041	$674	$674
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.8 million and $5.3 million as of December 31, 2025 and 2024, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $1.7 million and $1.2 million as of December 31, 2025 and 2024, respectively. The Company’s exposure to economic loss on this VIE was $2.1 million and $1.3 million as of December 31, 2025 and 2024, respectively.
15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Computer and communications equipment	$126,476	$112,463
Software, including software development costs	416,516	401,040
Leasehold improvements and other fixed assets	125,225	108,303
	668,217	621,806
Less: accumulated depreciation and amortization	(486,137)	(431,794)
Fixed assets, net	$182,080	$190,012
Depreciation expense was $24.1 million, $21.9 million and $21.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
The Company has approximately $6.0 million and $4.6 million of asset retirement obligations related to certain of its leasehold improvements as of December 31, 2025 and 2024, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the years ended December 31, 2025, 2024 and 2023 software development costs totaling $44.5 million, $42.4 million, and $45.0 million, respectively, were capitalized. Amortization of software development costs totaled $43.7 million, $40.1 million and $43.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
Impairment charges of $2.8 million, $0.7 million and $3.1 million were recorded for the years ended December 31, 2025, 2024 and 2023, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.

16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Goodwill
Balance at December 31, 2023	$506,344
Acquisitions	35,466
Measurement period adjustments	707
Cumulative translation adjustment	(2,227)
Balance at December 31, 2024	$540,290
Acquisitions	94,271
Disposal of business	(5,891)
Measurement period adjustments	18,697
Cumulative translation adjustment	1,249
Balance at December 31, 2025	$648,616
For additional information on Goodwill, see Note 4—“Acquisitions.”
The Company completed its annual goodwill impairment testing during the fourth quarters of 2025 and 2024 which did not result in any goodwill impairment. See Note 3—“Summary of Significant Accounting Policies” for more information.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$399,885	$140,218	$259,667	11.3
Technology	86,097	28,655	57,442	9.3
Noncompete agreements	21,816	21,507	309	1.4
Patents	13,160	11,607	1,553	2.6
All other	32,938	6,657	26,281	10.7
Total definite life intangible assets	553,896	208,644	345,252
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,674	—	2,674	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,698	—	82,698
Total	$636,594	$208,644	$427,950

	December 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$256,374	$113,590	$142,784	10.8
Technology	23,997	23,997	—	N/A
Noncompete agreements	21,815	20,621	1,194	1.5
Patents	12,577	11,102	1,475	2.7
All other	19,937	6,711	13,226	12.1
Total definite life intangible assets	334,700	176,021	158,679
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,207	—	2,207	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,231	—	82,231
Total	$416,931	$176,021	$240,910
Intangible amortization expense was $35.5 million, $19.6 million and $16.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s Consolidated Statements of Operations.
The Company completed its annual intangible impairment testing during the fourth quarter of 2025. There were no impairment charges recognized as a result of this annual impairment testing for the Company’s definite and indefinite life intangibles for the years ended December 31, 2025, 2024 and 2023. See Note 3—“Summary of Significant Accounting Policies” for more information.
The estimated future amortization expense of definite life intangible assets as of December 31, 2025 is as follows (in millions):

2026	$39.0
2027	34.7
2028	33.9
2029	30.2
2030	30.0
2031 and thereafter	177.5
Total	$345.3
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Unsecured senior revolving credit agreement	$237,686	$195,831
BGC Group 4.375% Senior Notes due December 15, 2025	—	287,462
BGC Partners 4.375% Senior Notes due December 15, 2025	—	11,824
BGC Group 8.000% Senior Notes due May 25, 2028	345,387	344,620
BGC Partners 8.000% Senior Notes due May 25, 2028	2,262	2,257
BGC Group 6.600% Senior Notes due June 10, 2029	496,548	495,546
BGC Group 6.150% Senior Notes due April 2, 2030	693,822	—
Total Notes payable and other borrowings[1,2]	$1,775,705	$1,337,540
______________________________________
1The Company was in compliance with all debt covenants, as applicable, as of December 31, 2025 and 2024.

2Presented net of deferred financing costs, which are recorded in the Company’s Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of December 31, 2025 and 2024, total deferred financing costs were $13.8 million and $12.0 million, respectively.
Exchange Offer
On October 6, 2023, BGC Group completed the Exchange Offer, in which BGC Group offered to exchange the BGC Partners Notes for new notes to be issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash. In connection with the Exchange Offer, and on behalf of BGC Partners, BGC Group also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including the “Change of Control” provisions described below, which had applied to each series of the BGC Partners Notes, and (ii) holders of the BGC Partners 8.000% Senior Notes to amend the registration rights agreement relating thereto to terminate such agreement. As of September 19, 2023, the requisite note holder consents were received to adopt the proposed indenture amendments and terminate the registration rights agreement relating to the BGC Partners 8.000% Senior Notes. In connection with the October 6, 2023 closing of the Exchange Offer, (i) $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for BGC Group 8.000% Senior Notes and subsequently cancelled, and equivalent aggregate principal amounts of BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes, respectively, were issued; (ii) the indenture and supplemental indentures relating to the BGC Partners 3.750% Senior Notes, the BGC Partners 4.375% Senior Notes and the BGC Partners 8.000% Senior Notes were amended as proposed; and (iii) the registration rights agreement relating to the BGC Partners 8.000% Senior Notes was terminated. Issuance costs related to the Exchange Offer of $0.9 million are amortized as interest expense and the carrying value of both the BGC Group 3.750% Senior Notes and the BGC Group 4.375% Senior Notes accreted, and the carrying value of the BGC Group 8.000% Senior Notes will accrete, up to the face amount over the term of the notes.
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
As of December 31, 2025, there were $237.6 million borrowings outstanding, net of deferred financing costs of $2.4 million under the Revolving Credit Agreement. As of December 31, 2024, there were $195.8 million of borrowings outstanding, net of deferred financing costs of $4.2 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the years ended December 31, 2025 and 2024 was 6.09% and 6.99%, respectively. BGC Group recorded $10.2 million, $12.2 million and $4.4 million of interest expense related to the Revolving Credit Agreement for the years ended December 31, 2025, 2024 and 2023, respectively.
BGC Partners did not record any interest expense related to the Revolving Credit Agreement for both the years ended December 31, 2025 and 2024. BGC Partners recorded $6.9 million of interest expense related to the Revolving Credit Agreement for the year ended December 31, 2023.

Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 4.375% Senior Notes due December 15, 2025	$—	$—	$287,462	$285,556
BGC Partners 4.375% Senior Notes due December 15, 2025	—	—	11,824	11,740
BGC Group 8.000% Senior Notes due May 25, 2028	345,387	371,490	344,620	369,065
BGC Partners 8.000% Senior Notes due May 25, 2028	2,262	2,432	2,257	2,416
BGC Group 6.600% Senior Notes due June 10, 2029	496,548	522,825	495,546	513,366
BGC Group 6.150% Senior Notes due April 2, 2030	693,822	726,721	—	—
Total	$1,538,019	$1,623,468	$1,141,709	$1,182,143
The fair values of the BGC Group Notes and BGC Partners Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the BGC Group 4.375% Senior Notes, the BGC Partners 4.375% Senior Notes, the BGC Group 8.000% Senior Notes, the BGC Partners 8.000% Senior Notes, the BGC Group 6.600% Senior Notes and the BGC Group 6.150% Senior Notes are considered Level 2 within the fair value hierarchy.
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $14.5 million for the year ended December 31, 2023.
3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. The BGC Partners 3.750% Senior Notes were general unsecured obligations of BGC Partners. The BGC Partners 3.750% Senior Notes bore interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The BGC Partners 3.750% Senior Notes matured on October 1, 2024. BGC Partners was able to redeem some or all of the BGC Partners 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 3.750% Senior Notes). The initial carrying value of the BGC Partners 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 3.750% Senior Notes accreted up to the face amount over the term of the notes.

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
On October 1, 2024, BGC Group repaid the principal plus accrued interest on the BGC Group 3.750% Senior Notes. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the year ended December 31, 2025. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $7.9 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively. On October 1, 2024, BGC Partners repaid the principal plus accrued interest on the BGC Partners 3.750% Senior Notes. BGC Partners did not record interest expense related to the BGC Partners 3.750% Senior Notes for the year ended December 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $1.3 million and $9.5 million for the years ended December 31, 2024 and 2023, respectively.
4.375% Senior Notes
On July 10, 2020, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 4.375% Senior Notes. The BGC Partners 4.375% Senior Notes were general unsecured obligations of BGC Partners. The BGC Partners 4.375% Senior Notes bore interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The BGC Partners 4.375% Senior Notes matured on December 15, 2025. BGC Partners was able to redeem some or all of the BGC Partners 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 4.375% Senior Notes). The initial carrying value of the BGC Partners 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 4.375% Senior Notes accreted up to the face amount over the term of the notes.
As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 4.375% Senior Notes became effective. The BGC Group 4.375% Senior Notes matured on December 15, 2025 and bore interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2023. BGC Group was able to redeem some or all of the BGC Group 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 4.375% Senior Notes) occurred, holders could have required BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.
Following the closing of the Exchange Offer, $11.8 million aggregate principal amount of BGC Partners 4.375% Senior Notes remained outstanding. Cantor participated in the Exchange Offer, and held $14.5 million aggregate principal amount of BGC Group 4.375% Senior Notes upon maturity.
On December 15, 2025, BGC Group repaid the principal plus accrued interest on the BGC Group 4.375% Senior Notes. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $12.8 million, $13.3 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. On December 15, 2025, BGC Partners repaid the principal plus accrued interest on the BGC Partners 4.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.5 million, $0.5 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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
The carrying value of the BGC Group 8.000% Senior Notes was $345.4 million as of December 31, 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $28.5 million, $28.5 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of December 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.2 million, $0.2 million and $10.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The carrying value of the BGC Group 6.600% Senior Notes was $496.5 million as of December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $34.0 million and $18.9 million for the years ended December 31, 2025 and 2024, respectively.

6.150% Senior Notes
On April 2, 2025, the Company issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. The BGC Group 6.150% Senior Notes are general unsecured obligations of BGC Group. The BGC Group 6.150% Senior Notes bear interest at a rate of 6.150% per year, payable in cash on April 2 and October 2 of each year, commencing October 2, 2025. The BGC Group 6.150% Senior Notes will mature on April 2, 2030. The Company may redeem some or all of the BGC Group 6.150% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Group 6.150% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 6.150% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Group 6.150% Senior Notes was $692.7 million, net of discount and debt issuance costs of $7.3 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Group 6.150% Senior Notes will accrete up to the face amount over the term of the notes.
The carrying value of the BGC Group 6.150% Senior Notes was $693.8 million as of December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $33.2 million for the year ended December 31, 2025.
Collateralized Borrowings
On April 8, 2019, BGC Partners entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2025 and 2024. BGC Partners did not record any interest expense related to this secured loan arrangement for the years ended December 31, 2025 and 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil for the year ended December 31, 2023.
On April 19, 2019, BGC Partners entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2025 and 2024. BGC Partners did not record any interest expense related to this secured loan arrangement for the years ended December 31, 2025 and 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil for the year ended December 31, 2023.
Short-Term Borrowings
On August 22, 2017, BGC Partners entered into a committed unsecured loan agreement with Itau Unibanco S.A. The agreement provided for short-term loans of up to $4.0 million (BRL 20.0 million). Borrowings under this agreement bore interest at the Brazilian Interbank offering rate plus 3.20%. In 2021, this agreement was paid in full and BGC Partners entered into a new committed unsecured loan agreement which provided for short-term loans of up to $1.6 million (BRL 10.0 million). During June 2023, the borrowings under this agreement were repaid in full, and the loan was terminated. As of both December 31, 2025 and 2024, there were no borrowings outstanding under the agreement. BGC Partners did not record any interest expense related to the agreement during the years ended December 31, 2025 and 2024. BGC Partners recorded interest expense related to the agreement of $0.2 million for the year ended December 31, 2023.
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.1 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $10.9 million (BRL 60.0 million). On May 22, 2023, the agreement was renegotiated, increasing the credit line to $12.7 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is January 30, 2026. The agreement bears a fee of 1.32% per year. As of December 31, 2025 and 2024, there were no borrowings outstanding under this agreement. BGC Partners recorded bank fees related to the agreement of $0.2 million, $0.2 million, and $0.2 million for each of the years ended December 31, 2025, 2024 and 2023, respectively.

BGC Credit Agreement with Cantor
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, the Company had $20.0 million outstanding under the BGC Credit Agreement. The Company recorded $0.2 million of interest expense related to the BGC Credit Agreement during the year ended December 31, 2025. As of December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. The Company recorded $1.1 million of interest expense related to the BGC Credit Agreement for the year ended December 31, 2024. The Company did not record any interest expense related to the BGC Credit Agreement during the year ended December 31, 2023. See Note 13—“Related Party Transactions” for additional information related to these transactions.
Market-Making Registration Statements
On October 19, 2023, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of a replacement market-making resale registration statement.
On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 10, 2025 in connection with the filing of a replacement market-making resale registration statement.
On November 10, 2025, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes, BGC Group 6.600% Senior Notes, and BGC Group 6.150% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s other affiliates, has any obligation to make a market in the Company’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
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
In connection with the Corporate Conversion on July 1, 2023, BGC Group assumed and adopted the BGC Partners Equity Plan, as amended and restated as the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of December 31, 2025, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 405.7 million shares.
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

The Company incurred compensation expense related to Class A common stock, LPUs (prior to the Corporate Conversion) and RSUs held by BGC employees as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Issuance of common stock and grants of exchangeability	$143,329	$184,667	$171,646
Allocations of net income and dividend equivalents[1]	2,517	4,196	6,302
LPU amortization	—	—	40,878
RSU, RSU Tax Account, and restricted stock amortization	183,742	180,280	136,552
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$329,588	$369,143	$355,378
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

Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	BGC LPUs	Newmark LPUs
Balance at December 31, 2022	110,348	9,351
Granted	9,688	—
Redeemed/exchanged units	(119,812)	(572)
Forfeited units	(224)	—
Balance at December 31, 2023	—	8,779
Granted	—	—
Redeemed/exchanged units	—	(5,342)
Forfeited units	—	(501)
Balance at December 31, 2024	—	2,936
Granted	—	—
Redeemed/exchanged units	—	(773)
Forfeited units	—	(23)
Balance at December 31, 2025	—	2,140
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

A summary of the Newmark Holdings LPUs held by BGC employees as of December 31, 2025 is as follows (in thousands):

Newmark LPUs
Regular Units	1,434
Preferred Units	706
Balance at December 31, 2025	2,140
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on BGC Holdings (prior to the Corporate Conversion) and Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Issuance of common stock and grants of exchangeability	$143,329	$184,667	$171,646
Prior to the Corporate Conversion, BGC Holdings LPUs held by BGC employees had become exchangeable or were redeemed for BGC Class A common stock on a one-for-one basis.
Newmark LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. As of December 31, 2025, the Exchange Ratio was 0.9264.
A summary of the LPUs redeemed in connection with the issuance of BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for BGC Class A common stock or Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
BGC Holdings LPUs	—	—	25,711
Newmark Holdings LPUs	375	4,919	301
Total	375	4,919	26,012
The compensation expense related to the issuance of common stock includes a redemption of 4.2 million Newmark Holdings LPUs for which 3.3 million shares of Newmark Class A common stock were issued to a former BGC executive officer, who is still employed by the Company. This resulted in a $54.4 million compensation expense for year ended December 31, 2024.
As of December 31, 2025 and 2024, there were no BGC Holdings LPUs remaining as a result of the Corporate Conversion. As of December 31, 2025 and 2024, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.1 million and 0.3 million, respectively.
Subsequent to the Corporate Conversion, BGC may issue BGC Class A common stock and record compensation expense for the grant date fair value of the shares issued. For the years ended December 31, 2025, 2024 and 2023, BGC issued 10.0 million, 8.7 million and 2.2 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $45.3 million, $41.0 million and $3.9 million to pay taxes due at the time of issuance, respectively.

LPU Amortization
Compensation expense related to the amortization of LPUs held by BGC is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Stated vesting schedule	$—	$—	$40,848
Post-termination payout	—	—	30
LPU amortization	$—	$—	$40,878
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
As of both December 31, 2025 and 2024, there were no outstanding LPUs held by BGC employees with a stated vesting schedule that did not receive quarterly allocations of net income.
Compensation expense related to LPUs held by BGC employees with a post-termination pay-out amount, such as REUs, and/or a stated vesting schedule is recognized over the stated service period. These LPUs generally vested between two and five years from the date of grant. As of December 31, 2025, there were no outstanding BGC Holdings LPUs with a post-termination payout, and there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2024, there were no outstanding BGC Holdings LPUs with a post-termination payout, and there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
RSU amortization	$163,565	$101,673	$79,960
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands, except for per share amounts and weighted-average term):

	RSUs	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2022	12,046	$4.11	$49,486	2.42
Granted	68,732	4.12	283,418
Delivered	(15,078)	4.14	(62,494)
Forfeited	(758)	4.48	(3,395)
Balance at December 31, 2023	64,942	$4.11	$267,015	5.96
Granted	22,533	7.82	176,141
Delivered	(13,142)	4.05	(53,185)
Forfeited	(1,835)	5.45	(9,997)
Balance at December 31, 2024	72,498	$5.24	$379,974	4.58
Granted	20,748	9.20	190,982
Delivered	(13,938)	5.19	(72,364)
Forfeited	(1,665)	6.77	(11,280)
Balance at December 31, 2025	77,643	$6.28	$487,312	3.84

The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of December 31, 2025 and 2024, 21.6 million and 22.9 million, respectively, RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of BGC Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the years ended December 31, 2025, 2024 and 2023, the Company withheld shares of BGC Class A common stock valued at $37.6 million, $27.8 million and $11.5 million, respectively, to pay taxes due at the time of vesting. As of December 31, 2025 and 2024, there was approximately $276.9 million and $230.1 million, respectively, of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 3.84 years and 4.58 years, respectively.
The total vesting-date fair value of RSUs was $128.9 million, $112.2 million, and $80.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In relation to the Corporate Conversion, the Company granted $49.2 million and $74.0 million of RSU Tax Accounts as of June 30, 2023 and July 1, 2023, respectively. During the years ended December 31, 2025 2024 and 2023, $12.2 million, $17.6 million and $27.7 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of December 31, 2025 and 2024, there was approximately $53.2 million and $70.0 million of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that is expected to be recognized over a weighted-average period of 6.44 years and 7.98 years, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $14.8 million, $21.6 million and $31.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.
On February 5, 2025, the Company accelerated the vesting of 1.3 million of Mr. Howard Lutnick’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of BGC Class A common stock, and delivered, less 0.7 million shares withheld by the Company for taxes at $9.38 per share, 0.6 million net shares. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee of the Company, and the related party transaction resulted in a $11.0 million compensation expense for the twelve months ended December 31, 2025.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. As of December 31, 2025 and 2024, the aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $15.7 million and $14.7 million, respectively. As of both December 31, 2025 and 2024, the aggregate estimated fair value of the deferred compensation awards was nil. The liability for such acquisition-related contingent share obligations and RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s Consolidated Statements of Financial Condition.
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
During the years ended December 31, 2025 and 2024, approximately 0.1 million and 0.3 million, respectively, BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision.
During both the years ended December 31, 2025 and 2024, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees. As of both December 31, 2025 and 2024, there were nil of such restricted BGC shares held by BGC employees outstanding, respectively. During both the years ended December 31, 2025 and 2024, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. As of both December 31, 2025 and 2024, there were no restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.

The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of December 31, 2025, 0.3 million of the total 0.3 million restricted stock awards outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $5.4 million, $57.0 million and $24.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The compensation expense related to restricted stock includes the acceleration of approximately 4.5 million restricted stock awards of a former BGC executive officer, who is still employed by the Company, which resulted in a $27.1 million compensation expense for the year ended 2024.
For the restricted stock awards that vested during the years ended December 31, 2025 and 2024, the Company withheld 1.8 million and 4.6 million shares of BGC Class A common stock to pay taxes due at the time of vesting, respectively. As of December 31, 2025 and 2024, there was approximately $0.5 million and $5.8 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 6.37 years and 0.59 years, respectively.
The total vesting-date fair value of the restricted stock awards was $61.7 million, $168.4 million, and $44.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and fair value in thousands, except for per share amounts and weighted-average term):

	Restricted Stock	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2022	—	$—	$—	N/A
Granted	38,610	4.37	168,716
Delivered	(9,329)	5.12	(47,763)
Forfeited	(1,328)	2.62	(3,485)
Balance at December 31, 2023	27,953	$4.20	$117,468	2.55
Granted	—	—	—
Delivered	(19,920)	3.99	(79,551)
Forfeited	(729)	3.84	(2,798)
Balance at December 31, 2024	7,304	$4.81	$35,119	0.59
Granted	—	—	—
Delivered	(6,750)	4.82	(32,542)
Forfeited	(248)	4.92	(1,221)
Balance at December 31, 2025	306	$4.43	$1,356	6.37

19.    Commitments, Contingencies and Guarantees
Contractual Obligations and Commitments
The following table summarizes certain of the Company’s contractual obligations at December 31, 2025 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable and other borrowings[1]	$1,789,500	$240,000	$—	$1,549,500	$—
Operating leases[2]	257,975	34,679	59,393	39,689	124,214
Finance leases[2]	2,021	1,394	627	—	—
Interest on Notes payable and other borrowings[3]	365,754	105,293	191,743	68,718	—
Short-term borrowings from related parties[4]	20,000	20,000	—	—	—
Interest on Short-term borrowings[5]	206	206	—	—	—
One-time transition tax[6]	4,421	4,421	—	—	—
Other[7]	17,330	17,330	—	—	—
Total contractual obligations	$2,457,207	$423,323	$251,763	$1,657,907	$124,214
_______________________________________
1Notes payable and other borrowings reflects $240.0 million of borrowings by the Company, which includes deferred financing costs of $2.4 million, outstanding under the Revolving Credit Agreement as of December 31, 2025; $347.2 million of BGC Group 8.000% Senior Notes (the $347.2 million represents the principal amount of the debt; the carrying value of the BGC Group 8.000% Senior Notes as of December 31, 2025 was approximately $345.4 million), $500.0 million of BGC Group 6.600% Senior Notes (the $500.0 million represents the principal amount of the debt; the carrying value of the BGC Group 6.600% Senior Notes as of December 31, 2025 was approximately $496.5 million) and $700.0 million of BGC Group 6.150% Senior Notes (the $700.0 million represents the principal amount of the debt; the carrying value of the BGC Group 6.150% Senior Notes as of December 31, 2025 was approximately $693.8 million). Notes payable and other borrowings also reflects $2.3 million of BGC Partners 8.000% Senior Notes (the $2.3 million represents both the principal amount and carrying value of the BGC Partners 8.000% Senior Notes as of December 31, 2025). See Note 17—“Notes Payable and Other Borrowings” for more information regarding these obligations, including timing of payments and compliance with debt covenants.
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
3Interest on notes payable and other borrowings reflects a total of $1.7 million of interest expense associated with the Company’s borrowings under the Revolving Credit Agreement; $66.7 million of interest expense associated with the BGC Group 8.000% Senior Notes, $0.4 million of interest expense associated with the BGC Partners 8.000% Senior Notes, $113.7 million of interest expense associated with the BGC Group 6.600% Senior Notes and $183.2 million of interest expense associated with the BGC Group 6.150% Senior Notes. Interest on notes payable and other borrowings also includes interest on the undrawn portion of the committed unsecured senior Revolving Credit Agreement which was calculated through the maturity date of the facility, which is April 26, 2027. As of December 31, 2025, the undrawn portion of the committed unsecured Revolving Credit Agreement was $460.0 million.
4Short-term borrowings from related parties reflects $20.0 million the Company borrowed from Cantor under the BGC Credit Agreement on November 12, 2025.
5The average interest rate on the outstanding short-term borrowings from related parties for the year ended December 31, 2025 was 5.45%.
6The Company completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, the Company settled its 2017 audit with the IRS which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. The Company made an election to pay the taxes over eight years with 40% to be paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of December 31, 2025 is $4.4 million.
7Other contractual obligations reflect commitments of $17.3 million to make charitable contributions, which are recorded as part of “Accounts payable, accrued and other liabilities” in the Company’s Consolidated Statements of Financial Condition. The amount payable each year reflects an estimate of future Charity Day obligations.
The Company is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, data centers, and office equipment, expiring at various dates through 2044. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2025, minimum lease payments under these arrangements are as follows (in thousands):

	Net Lease Commitment
	Operating leases	Finance leases
2026	$34,679	$1,394
2027	31,775	627
2028	27,618	—
2029	23,744	—
2030	15,945	—
2031 and thereafter	124,214	—
Total	$257,975	$2,021
The lease obligations shown above are presented net of payments to be received under a non-cancelable sublease. The Company subleases certain real estate to its affiliates and to third parties. The value of these commitments is not material to the Company’s Consolidated Financial Statements.
In addition to the above obligations under non-cancelable operating leases, the Company is also obligated to Cantor for rental payments under Cantor’s various non-cancelable leases with third parties, principally for office space and computer equipment, expiring at various dates through 2044. Certain of these leases have renewal terms at the Company’s option and/or escalation clauses (primarily based on the Consumer Price Index). Cantor allocates a portion of the rental payments to the Company based on square footage used.
The Company also allocates a portion of the rental payments for which it is obligated under non-cancelable operating leases to Cantor and its affiliates. These allocations are based on square footage used (see Note 13—“Related Party Transactions” for more information).
Rent expense for the years ended December 31, 2025, 2024 and 2023 was $41.1 million, $38.7 million and $41.5 million, respectively. Rent expense is included as part of “Occupancy and equipment” in the Company’s Consolidated Statements of Operations.
In the event the Company anticipates incurring costs under any of its leases that exceed anticipated sublease revenues, it recognizes a loss and records a liability for the present value of the excess lease obligations over the estimated sublease rental income. There was no liability for future lease payments associated with vacant space as of December 31, 2025, 2024 and 2023.
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
The Company did not issue contingent shares of BGC Class A common stock or contingent cash consideration for acquisitions during 2025. The Company issued 1.6 million contingent shares of BGC Class A common stock and $5.0 million for acquisitions during 2024. The Company issued 1.2 million contingent shares of BGC Class A common stock and $8.0 million for acquisitions during 2023.
During the year ended December 31, 2025, the contingent cash consideration that may be paid increased by approximately $1.9 million due to an increase in probability of payout, partially offset by $2.0 million of contingent cash consideration paid during the year, resulting in a balance of $7.0 million as of December 31, 2025. During the year ended December 31, 2024, the contingent cash consideration that may be paid increased by approximately $0.2 million due to an increase in probability of payout, partially offset by $1.0 million of contingent cash consideration during the year 2024.
As of December 31, 2025, the Company has issued 2.4 million shares of its Class A common stock, 0.2 million RSUs and paid $56.4 million in cash related to contingent payments for acquisitions completed since 2016.
As of December 31, 2025, there are 2.1 million shares of the Company’s Class A common stock, including 0.4 million contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in the Company’s computation of basic EPS, as well as 1.8 million shares of the Company’s Class A common stock which will be issued if related targets are met and $7.0 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.

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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of December 31, 2025 and 2024, the Company was contingently liable for $7.6 million and $1.3 million, respectively, under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For the years ended December 31, 2025 and 2024, the Company did not incur losses on any FDIC insured cash accounts.
During the years ended December 31, 2025 and 2024, the Company released a reserve of $4.4 million and recorded reserves of $4.0 million, respectively, in connection with potential losses associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).

Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.1 million and $2.8 million in health care claims as of December 31, 2025 and 2024, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal	$9,470	$19,459	$19,297
U.S. state and local	(6,532)	5,061	5,033
Foreign	79,309	95,149	54,787
UBT	—	—	373
	82,247	119,669	79,490
Deferred:
U.S. federal	(39,015)	(58,127)	(41,491)
U.S. state and local	25,974	(9,568)	(14,989)
Foreign	(1,998)	(2,059)	(5,914)
UBT	—	—	1,838
	(15,039)	(69,754)	(60,556)
Provision for income taxes	$67,208	$49,915	$18,934
The Company had pre-tax income (loss) of $213.7 million, $173.1 million and $57.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company had pre-tax income (loss) from domestic operations of $(476.4) million, $(143.2) million and $(383.9) million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had pre-tax income (loss) from foreign operations of $690.1 million, $316.3 million and $441.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2025:

Year Ended December 31, 2025	Amount	Rate
U.S. Federal statutory tax rate	$44,923	21.0%
Domestic state and local income taxes, net of federal income tax effect[1]	15,725	7.4
Foreign tax effects
Australia	(2,867)	(1.3)
Japan	2,720	1.3
United Arab Emirates
Rate differential	(4,721)	(2.2)
Pillar 2	3,215	1.5
Other	(789)	(0.4)
United Kingdom
Rate differential	11,088	5.2
Meals and entertainment	6,144	2.9
Non-taxable gain	(8,085)	(3.8)
Partnership income/(loss)	(10,431)	(4.9)
Impact of RSU windfall	(3,534)	(1.7)
Other	(1,187)	(0.6)
Other foreign jurisdictions	3,236	1.5
Effect of cross-border tax laws
Foreign branch taxes, net of tax credits	13,010	6.1
GILTI, net of credits	7,827	3.7
Subpart F, net of credits - prior year	(12,659)	(5.9)
Tax credits	(1,442)	(0.7)
Nontaxable and nondeductible items
Non-controlling interest	2,376	1.1
Meals and entertainment	4,358	2.0
Section 162(m)	2,911	1.4
Other	1,743	0.8
Worldwide changes in unrecognized tax benefits	(2,801)	(1.3)
Other
Impact of RSU windfall	(3,552)	(1.7)
Total	$67,208	31.4%
____________________________
1State and local income taxes in New York State and New York City made up the majority (greater than 50%) of the tax effect in this category.

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates for the years ended December 31, 2024 and December 31, 2023, were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Tax expense at federal statutory rate	$36,360	$12,207
Non-controlling interest	1,295	1,982
Incremental impact of foreign taxes compared to federal tax rate	5,847	3,838
Other permanent differences	7,001	3,054
U.S. state and local taxes, net of U.S. federal benefit	(4,408)	(4,778)
New York City UBT	—	—
Other rate changes	1,503	(862)
Impact of Corporate Conversion	—	(12,446)
Uncertain tax positions	304	(797)
U.S. tax on foreign earnings, net of tax credits	(4,413)	12,388
Prior year adjustments	5,811	4,078
Valuation allowance	(2,402)	(4,190)
Meals and Entertainment	7,450	6,182
Impact of RSU Windfall	(4,433)	(1,700)
Other	—	(22)
Provision for income taxes	$49,915	$18,934

As of December 31, 2025, the Company’s intention is to permanently reinvest undistributed foreign pre-tax earnings in the Company’s foreign operations. While the one-time transition tax eliminated most of the income tax effects of repatriating the undistributed earnings, there could still be foreign and state and local tax effects on the distribution. Accordingly, no provision has been recorded on foreign and state and local taxes that would be applicable upon distribution of such earnings to the U.S. Further, determination of an estimate of deferred tax liability associated with the distribution of foreign earnings is not practicable.
The Company has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime as of December 31, 2025.
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

Significant components of the Company’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax asset
Basis difference of investments	$6,149	$10,403
Deferred compensation	123,191	114,680
Excess interest expense	116,657	90,404
Other deferred and accrued expenses	—	10,659
Depreciation and amortization	—	790
Net operating loss and credit carry-forwards	89,452	58,084
Total deferred tax asset[1]	335,449	285,020
Valuation allowance	(23,438)	(24,422)
Deferred tax asset, net of valuation allowance	312,011	260,598
Deferred tax liability
Depreciation and amortization	51,921	—
Other deferred and accrued expenses	13,247	—
Total deferred tax liability[1]	65,168	—
Net deferred tax asset	$246,843	$260,598
_______________________________________
1Before netting within tax jurisdictions.
The Company has deferred tax assets associated with net operating losses in U.S. federal, state and local, and non-U.S. jurisdictions of $21.6 million, $6.5 million and $28.1 million, respectively. These losses will begin to expire for state and local and non-U.S. jurisdictions in 2035 and 2026, respectively. The Company has deferred tax assets associated with tax credits in the U.S. of $47.0 million, which will begin to expire in 2030. Management continuously assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, substantially all of the total valuation allowance of $23.4 million relates to non-US net operating losses and other deferred tax assets for the year ended December 31, 2025. The Company’s net deferred tax asset and liability are included in the Company’s Consolidated Statements of Financial Condition as components of “Other assets” and “Accounts payable, accrued and other liabilities,” respectively.
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
A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows (in thousands):

Balance, December 31, 2023	$6,669
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(2,025)
Balance, December 31, 2024	$4,644
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(1,134)
Balance, December 31, 2025	$3,510

As of December 31, 2025, the Company’s unrecognized tax benefits, excluding related interest and penalties, were $3.5 million, of which $2.8 million, if recognized, would affect the effective tax rate. The Company is currently under income tax examination by tax authorities in U.S. federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2016, 2015 and 2017, respectively. The Company does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.
The Company recognizes interest and penalties related to unrecognized tax benefits in “Provision (benefit) for income taxes” in the Company’s Consolidated Statements of Operations. As of December 31, 2025, the Company had accrued $4.6 million for income tax-related interest and penalties of which $0.5 million was accrued during 2025.
Cash tax payments, net of refunds, for the year ended December 31, 2025, were as follows (in thousands):

Year Ended December 31,
2025
Federal	$24,907
State
New York State	5,462
New York City	3,386
Other states	2,004
Total states	10,852
Foreign
United Kingdom	82,387
Other foreign	29,991
Total foreign	112,378
Total cash payments, net of refunds	$148,137
21.    Regulatory Requirements
Many of the Company’s businesses are subject to regulatory restrictions and minimum capital requirements. These regulatory restrictions and capital requirements may restrict the Company’s ability to withdraw capital from its subsidiaries.
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of December 31, 2025, the Company’s U.S. subsidiaries had aggregate net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of December 31, 2025, the U.K. and European subsidiaries had aggregate financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of December 31, 2025, the Company’s regulated subsidiaries held $871.9 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $508.2 million.

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
The Company’s Chief Operating Decision Maker (CODM) is its Co-Chief Executive Officers. Consolidated net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to assess financial performance and allocate resources. In evaluating performance and making operating decisions, the CODM reviews Consolidated net income (loss) to set budgets, evaluate margins, review actual results, and make decisions regarding reinvestment in the business, acquisitions, dividends, and other capital deployment activities. The Company’s business is based on the products and services provided and reflects the manner in which financial information is evaluated by the CODM.
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
Information regarding revenues from external customers, other revenues, significant segment expenses, other segment items and Consolidated net income (loss) is as follows:

	Year Ended December 31,
	2025	2024	2023
Revenues:
ECS	$910,650	$483,232	$386,206
Rates	794,204	686,342	610,451
FX	428,000	355,833	314,706
Credit	295,587	287,812	284,744
Equities	269,942	225,027	236,517
Total brokerage revenues	2,698,383	2,038,246	1,832,624
Fees from related parties	18,713	20,728	15,968
Data, software and post-trade	138,980	126,963	111,470
Interest and dividend income[1]	53,825	56,223	45,422
Other revenues	31,559	20,658	19,917
Total other revenues	243,077	224,572	192,777
Total revenues	$2,941,460	$2,262,818	$2,025,401

Expenses:
Compensation and employee benefits	$1,656,011	$1,123,747	$992,603
Equity-based compensation and allocations of net income to limited partnership units and FPUs	329,588	369,143	355,378
Total compensation and employee benefits	1,985,599	1,492,890	1,347,981
Other segment items[2]	809,322	646,700	638,645
Consolidated net income (loss)	$146,539	$123,228	$38,775
_______________________________________
1    For the years ended December 31, 2025, 2024, and 2023, Interest income was $53.1 million, $49.5 million and $40.2 million, respectively.
2    Other segment items include Occupancy and equipment expense, Fees to related parties expense, Professional and consulting fees expense, Communications expense, Selling and promotion expense, Commissions and floor brokerage expense, Interest expense, Other expenses, Gains (losses) on divestitures and sales of investments, Gains (losses) on equity method investments, Other income (loss), and Provision (benefit) for income taxes, each of which are presented on the Company’s Consolidated Statements of Operations. Also included in Other segment items is Fixed asset depreciation and intangible asset amortization. For the years ended December 31, 2025, 2024, and 2023, Fixed asset depreciation and intangible asset amortization was $103.3 million, $81.4 million and $80.4 million, respectively.

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
Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues:
EMEA[1]	$1,539,879	$1,146,602	$1,022,988
Americas[2]	1,060,560	820,608	727,204
APAC	341,021	295,608	275,209
Total revenues	$2,941,460	$2,262,818	$2,025,401
_______________________________________
1For the years ended December 31, 2025, 2024, and 2023, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the years ended December 31, 2025, 2024, and 2023 were $1,057.5 million, $780.2 million, and $730.8 million, respectively.
2For the years ended December 31, 2025, 2024, and 2023, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the years ended December 31, 2025, 2024, and 2023 were $986.5 million, $752.6 million, and $652.9 million, respectively.
Information regarding long-lived assets (defined as: loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	December 31, 2025	December 31, 2024
Long-lived assets:
EMEA[1]	$416,597	$346,198
Americas[2]	297,554	261,297
APAC	88,010	81,276
Total long-lived assets	$802,161	$688,771
_______________________________________
1As of December 31, 2025 and 2024, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of December 31, 2025 and 2024 were $286.7 million and $251.9 million, respectively.
2As of December 31, 2025 and 2024, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of December 31, 2025 and 2024 were $289.7 million and $255.5 million, respectively.

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues from contracts with customers:
Commissions	$2,257,553	$1,648,817	$1,464,524
Data, network and post-trade	138,980	126,963	111,470
Fees from related parties	18,713	20,728	15,968
Other revenues	26,745	16,104	15,417
Total revenues from contracts with customers	2,441,991	1,812,612	1,607,379
Other sources of revenues:
Principal transactions	440,830	389,429	368,100
Interest and dividend income	53,825	56,223	45,422
Other revenues	4,814	4,554	4,500
Total revenues	$2,941,460	$2,262,818	$2,025,401
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
The Company had receivables related to revenues from contracts with customers of $482.0 million and $324.2 million at December 31, 2025 and 2024, respectively. The Company performs quarterly reviews of its receivables from contracts with customers for credit impairment. Refer to Note 25—“Current Expected Credit Losses (CECL)” for additional information.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2025 and 2024 was $17.9 million and $20.0 million, respectively. During the years ended December 31, 2025 and 2024, the Company recognized revenue of $18.6 million and $12.9 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized. The Company did not have any capitalized costs to fulfill a contract as of December 31, 2025 and 2024.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 18.2 years, some of which include options to extend the leases in 0.3 to 10.0 year increments for up to 14.0 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases, were determined based on previous lease guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
The Company has entered into a lease agreement for office space that has not yet commenced and for which the Company has significant involvement in the design and construction of the underlying asset. Lease commencement will occur when the Company obtains control of the leased premises.
The Company has evaluated this arrangement under ASC 842 and considered the guidance in ASC 450, Contingencies. Based on this evaluation, management concluded that no lease assets or liabilities and no loss contingencies were required to be recognized as of December 31, 2025.
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
Supplemental information related to the Company’s operating and financing leases is as follows (in thousands):

	Classification in Consolidated Statements of Financial Condition	December 31, 2025	December 31, 2024
Assets
Operating lease ROU assets	Other assets	$159,882	$114,456
Finance lease ROU assets	Fixed assets, net	$1,711	$2,959
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$195,093	$135,825
Finance lease liabilities	Accounts payable, accrued and other liabilities	$1,944	$3,249

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term
Operating leases (years)	6.9	6.8
Finance leases (years)	1.5	2.4
Weighted-average discount rate
Operating leases	4.6%	5.5%
Finance leases	4.6%	4.4%
The components of lease expense are as follows (in thousands):

		Year Ended December 31,
	Classification in Consolidated Statements of Operations	2025	2024	2023
Operating lease cost[1]	Occupancy and equipment	$41,318	$33,884	$35,894
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$1,276	$1,305	$1,305
Interest on lease liabilities	Interest expense	$111	$168	$219
____________________________________
1Short-term lease expense was not material for the years ended December 31, 2025, 2024 and 2023.
The following table shows the Company’s maturity analysis of its lease liabilities, net of payments to be received under a sublease as of December 31, 2025 (in thousands):

	December 31, 2025
	Operating leases	Finance leases
2026	$34,679	$1,394
2027	31,775	627
2028	27,618	—
2029	23,744	—
2030	15,945	—
2031 and thereafter	124,214	—
Total	$257,975	$2,021
Interest	(63,708)	(77)
Total	$194,267	$1,944
The following table shows cash flow information related to lease liabilities (in thousands):

	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities	2025	2024
Operating cash flows from operating lease liabilities	$39,797	$36,420
Operating cash flows from finance lease liabilities	$111	$168
Financing cash flows from finance lease liabilities	$1,303	$1,280

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the allowance for credit losses are recognized in “Other expenses” in the Company’s Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Loans, forgivable loans and other receivables from employees and partners, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning Balance, January 1, 2023	$5.4	$2.5	$7.0	$14.9
Current-period provision for expected credit losses	(0.4)	(0.2)	11.9	11.3
Ending Balance, December 31, 2023	5.0	2.3	18.9	26.2
Current-period provision for expected credit losses	1.2	—	2.1	3.3
Release of allowance for expected credit losses	—	(2.3)	—	(2.3)
Ending Balance, December 31, 2024	6.2	—	21.0	27.2
Current-period provision for expected credit losses	—	—	1.4	1.4
Release of allowance for expected credit losses	—	—	(4.4)	(4.4)
Ending Balance, December 31, 2025	$6.2	$—	$18.0	$24.2
For the year ended December 31, 2025, there was no change in the allowance for credit losses against “Accrued commissions and other receivables, net.” For the year ended December 31, 2024, there was an increase of $1.2 million in the allowance for credit losses against “Accrued commissions and other receivables, net.” For the year ended December 31, 2023, there was a decrease of $0.4 million in the allowance for credit losses against “Accrued commissions and other receivables, net.”
For the year ended December 31, 2025, there was no change in the allowance for credit losses pertaining to “Loans, forgivable loans and other receivables from employees and partners, net.” For the year ended December 31, 2024 there was a decrease of $2.3 million in the CECL reserve pertaining to “Loans, forgivable loans and other receivables from employees and partners, net” as a result of the release of allowance for expected credit losses. For the year ended December 31, 2023, there was a decrease of $0.2 million, in the allowance for credit losses against “Loans, forgivable loans and other receivables from employees and partners, net.”
For the year ended December 31, 2025, there was a decrease of $3.0 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which is primarily due to the release of allowance for expected credit losses, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $18.0 million as of December 31, 2025. For the years ended December 31, 2024 and 2023, there were increases of $2.1 million and $11.9 million, respectively, in the CECL reserve against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which reflected the downward credit rating migration of certain unsettled trades related to Russia’s Invasion of Ukraine.

26.    Supplemental Balance Sheet Information
The components of certain balance sheet accounts are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Other assets:
Deferred tax asset	$283,272	$273,299
Operating lease ROU assets	159,882	114,456
Equity securities carried under measurement alternative	164,534	135,835
Other taxes	42,179	36,218
Prepaid expenses	40,736	20,186
Rent and other deposits	14,362	12,299
Other	18,190	12,639
Total other assets	$723,155	$604,932

	Year Ended December 31,
	2025	2024
Accounts payable, accrued and other liabilities:
Taxes payable	$320,934	$351,154
Accrued expenses and other liabilities	200,233	176,811
Lease liabilities	197,037	139,074
Deferred tax liability	36,429	12,701
Charitable contribution liability	17,330	13,242
Total accounts payable, accrued and other liabilities	$771,963	$692,982
27.    Subsequent Events
Fourth Quarter 2025 Dividend
On February 11, 2026, the Company’s Board declared a quarterly cash dividend of $0.02 per share for the fourth quarter of 2025, payable on March 18, 2026 to BGC Class A and Class B common stockholders of record as of March 4, 2026.
Repayment of BGC Credit Agreement Borrowings
On January 9, 2026, we repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement.
BGC Share Repurchase from Mr. Sean Windeatt
On January 22, 2026, Mr. Sean Windeatt, one of the Company’s Co-CEOs and Chief Operating Officer, sold 246,360 shares of BGC Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.17 was the closing price of a share of BGC Class A common stock on January 22, 2026. The transaction was approved by the Audit Committee and was made pursuant to the Company’s Share Repurchase Authorization.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Group is recorded, processed, accumulated, summarized and communicated to its management, including its Co-Chief Executive Officers and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Co-Chief Executive Officers and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Group’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that BGC Group’s disclosure controls and procedures were effective as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2025 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal controls over financial reporting include policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.
As previously disclosed, BGC Group closed its acquisitions of OTC Global, Macro Hive and AMCOM on April 1, 2025, October 1, 2025 and December 31, 2025, respectively. BGC Group is currently integrating OTC Global, Macro Hive and AMCOM into its operations and internal control processes. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Management has excluded the acquired operations of OTC Global, Macro Hive and AMCOM from its assessment of the effectiveness of BGC Group’s internal control over financial reporting as of December 31, 2025. OTC Global, Macro Hive and AMCOM are included in our 2025 Consolidated Financial Statements and constituted 4.2%, 0.0% and 0.0% of total assets, 3.3% -0.1% and -0.7% of net assets, respectively, as of December 31, 2025 and 11.6%, 0.0% and 0.0% of revenues, respectively for the year then ended.
Based on the results of our 2025 evaluation, our management concluded that our internal controls over financial reporting were effective as of December 31, 2025.
The effectiveness of our internal controls over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10‑K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2025.
We reviewed management’s conclusions on internal controls and the report of Ernst & Young LLP with our Audit Committee.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2025, other than the exclusion of OTC Global, Macro Hive and AMCOM as described above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

10b5-1 Trading Arrangements
During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under “Election of Directors,” “Information about our Executive Officers,” and “Insider Trading Policy, Code of Business Conduct and Ethics and Whistleblower Procedures” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement with the SEC on or before April 30, 2026.
ITEM 11.    EXECUTIVE COMPENSATION
The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 11.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2025” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 12.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under “Certain Relationships and Related Transactions and Director Independence” and “Election of Directors—Independence of Directors” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 13.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the Company’s Amendment No. 1 to the Form 10-K for the fiscal year ended 2025 or the 2026 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

4.4	Form of BGC Partners, Inc. 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.5
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
4.9
Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.10
First Supplemental Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.11	Form of BGC Group, Inc. 6.600% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to BGC Group, Inc’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.12
Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)

4.13
First Supplemental Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)

4.14	Form of BGC Group, Inc. 6.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)

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

Exhibit Number	Exhibit Title
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

Exhibit Number	Exhibit Title
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

19.1	BGC Group, Inc. Insider Trading Policy (incorporated by reference to Exhibits 19.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)

21.1	List of subsidiaries of BGC Group, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	BGC Group, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101
The following materials from BGC Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2025 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Equity, (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document

104	The cover page from this Annual Report on Form 10‑K, formatted in inline XBRL (included in Exhibit 101)

ITEM 16.    FORM 10‑K SUMMARY
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2026.

BGC Group, Inc.
By:	/S/ SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10‑K has been signed below by the following persons on behalf of the registrant, BGC Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/S/ SEAN A. WINDEATT	Co-Chief Executive Officer	March 2, 2026
Sean A. Windeatt	( Co-Principal Executive Officer)

/S/ JOHN J. ABULARRAGE	Co-Chief Executive Officer	March 2, 2026
John J. Abularrage	( Co-Principal Executive Officer)

/S/ JP AUBIN	Co-Chief Executive Officer	March 2, 2026
JP Aubin	( Co-Principal Executive Officer)

/S/ JASON W. HAUF	Chief Financial Officer	March 2, 2026
Jason W. Hauf	(Principal Financial and Accounting Officer)

/S/ STEPHEN M. MERKEL	Chairman of the Board of Directors	March 2, 2026
Stephen M. Merkel

/S/ BRANDON G. LUTNICK	Director	March 2, 2026
Brandon G. Lutnick

/S/ LINDA A. BELL	Director	March 2, 2026
Linda A. Bell

/S/ WILLIAM D. ADDAS	Director	March 2, 2026
William D. Addas

/S/ DAVID P. RICHARDS	Director	March 2, 2026
David P. Richards

/S/ ARTHUR U. MBANEFO	Director	March 2, 2026
Arthur U. Mbanefo

[Signature page to the Annual Report on Form 10‑K for the period ended December 31, 2025 dated March 2, 2026.]

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF FINANCIAL CONDITION
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$23	$70
Investments in subsidiaries	724,686	643,778
Receivables from related parties	17,330	13,242
Notes receivable from related parties	1,793,403	1,323,458
Other assets	247,225	255,085
Total assets	$2,782,667	$2,235,633
Liabilities and Stockholders’ Equity
Short-term borrowings from related parties	$20,000	$—
Accounts payable, accrued and other liabilities	16,781	13,668
Notes payable and other borrowings	1,773,403	1,323,458
Total liabilities	1,810,184	1,337,126
Commitments, contingencies and guarantees (Note 2)
Total stockholders’ equity	972,483	898,507
Total liabilities and stockholders’ equity	$2,782,667	$2,235,633
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023
Revenues:
Other revenues	$528	$1,062	$394	$797
Interest and dividend income	119,233	81,066	17,528	30,700
Total revenue	119,761	82,128	17,922	31,497
Expenses:
Interest expense	119,233	81,066	17,528	30,700
Total expenses	119,233	81,066	17,528	30,700
Income from operations before income taxes	528	1,062	394	797
Equity income (loss) of subsidiaries	115,113	58,426	(6,397)	(9,767)
Provision (benefit) for income taxes	(39,321)	(67,500)	(42,994)	(8,244)
Net income (loss) available to common stockholders	$154,962	$126,988	$36,991	$(726)
Per share data:
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$148,628	$121,215	$34,796	$(726)
Basic earnings (loss) per share	$0.31	$0.26	$0.08	$0.00
Basic weighted-average shares of common stock outstanding	476,364	473,390	426,436	383,528
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$148,675	$121,268	$34,669	$(726)
Fully diluted earnings (loss) per share	$0.31	$0.25	$0.07	$0.00
Fully diluted weighted-average shares of common stock outstanding	480,950	479,142	489,989	383,528
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023
Net income (loss) available to common stockholders	$154,962	$126,988	$36,991	$(726)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	19,208	(21,267)	2,546	4,303
Total other comprehensive (loss) income, net of tax	19,208	(21,267)	2,546	4,303
Comprehensive income attributable to common stockholders	$174,170	$105,721	$39,537	$3,577
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	Year Ended December 31, 2025	Year Ended December 31, 2024	Six Months Ended December 31, 2023	Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$154,962	$126,988	$36,991	$(726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	4,803	1,166	774	1,461
Equity (income) loss of subsidiaries	(154,962)	(126,988)	(36,991)	726
Deferred tax (benefit) expense	(19,369)	(67,500)	(51,527)	—
Decrease (increase) in operating assets:
Investments in subsidiaries	274,444	384,934	207,931	(552)
Receivables from related parties	(4,088)	(498)	(12,744)	253
Notes receivable from related party	(469,391)	(196,192)	(1,124,589)	(348,040)
Other assets	27,229	(48,445)	(87,613)	3,836
(Decrease) increase in operating liabilities:
Accounts payable, accrued and other liabilities	3,114	(6,517)	20,191	3,568
Net cash provided by (used in) operating activities	(183,258)	66,948	(1,047,577)	(339,474)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related parties	(120,000)	(180,000)	—	—
Repayment of loan to related parties	120,000	180,000	—	—
Net cash provided by (used in) investing activities	—	—	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends to stockholders	$(38,994)	$(33,800)	$(9,360)	$(7,558)
Repurchase of Class A common stock	(281,514)	(262,211)	(66,778)	(46,481)
Issuance of senior notes, net of deferred issuance costs	692,741	494,989	884,781	346,579
Redemption of equity awards	—	—	(155)	(1,043)
Repayments of senior notes	(288,153)	(255,526)	—	—
Unsecured revolving credit agreement borrowings	745,000	470,564	239,033	—
Unsecured revolving credit agreement repayments	(705,000)	(515,000)	—	—
Repayment of short-term borrowings from related parties	—	(275,000)	—	—
Issuance of short term borrowings from related parties	20,000	275,000	—	—
Distributions from subsidiaries	38,994	33,800	—	47,861
Proceeds from dividend reinvestment plan	137	277	85	84
Net cash provided by (used in) financing activities	183,211	(66,907)	1,047,606	339,442
Net increase (decrease) in cash and cash equivalents	(47)	41	29	(32)
Cash and cash equivalents at beginning of period	70	29	—	49
Cash and cash equivalents at end of period	$23	$70	$29	$17
Supplemental cash information:
Cash paid (refund) during the period for taxes	$9,230	$(5)	$—	$9,581
Cash paid during the period for interest	103,081	78,448	10,702	26,404
Supplemental non-cash information:
Issuance of Class A common stock upon exchange of limited partnership interests	$—	$—	$—	$45,868
Issuance of Class A and contingent Class A common stock and limited partnership interests for acquisitions	6,588	8,519	4,514	2,761
See accompanying Notes to Financial Statements.

BGC GROUP, INC.
(Parent Company Only)
NOTES TO FINANCIAL STATEMENTS
1.Organization and Basis of Presentation
On July 1, 2023, the Company completed its Corporate Conversion to a Full C-Corporation in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group, Inc. (Successor) became the public holding company for, and successor to, BGC Partners, Inc. (Predecessor), and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” The accompanying Parent Company Only Financial Statements of BGC Group, Inc. should be read in conjunction with the Consolidated Financial Statements of BGC Group, Inc. and subsidiaries and the notes thereto.
For the year ended December 31, 2025, the Company declared and paid cash dividends of $0.08 per share to BGC Class A and Class B common stockholders. For the years ended December 31, 2024 and 2023, the comparable cash dividend amounts were $0.07 and $0.04 per share, respectively.
2.Commitments, Contingencies and Guarantees
On April 8, 2019, the Company entered into a $15.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement was guaranteed by the Parent Company and incurred interest at a fixed rate of 3.77% and matured on April 8, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of both December 31, 2025 and 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil for the year ended December 31, 2023.
On April 19, 2019, the Company entered into a $10.0 million secured loan arrangement, under which it pledged certain fixed assets as security for a loan. This arrangement was guaranteed by the Parent Company and incurred interest at a fixed rate of 3.89% and matured on April 19, 2023, at which point the loan was repaid in full; therefore, there were no borrowings as of December 31, 2025 and 2024. BGC Partners recorded interest expense related to this secured loan arrangement of nil for the year ended December 31, 2023.
3.Notes Payable and Other Borrowings
Exchange Offer
On October 6, 2023, BGC Group completed the Exchange Offer, in which BGC Group offered to exchange the BGC Partners Notes for new notes to be issued by BGC Group with the same respective interest rates, maturity dates and substantially identical terms as the tendered notes, and cash. In connection with the Exchange Offer, and on behalf of BGC Partners, BGC Group also solicited consents from (i) holders of the BGC Partners Notes to certain proposed amendments to the indenture and supplemental indentures pursuant to which such BGC Partners Notes were issued to, among other things, eliminate certain affirmative and restrictive covenants and events of default, including the “Change of Control” provisions described below, which had applied to each series of the BGC Partners Notes, and (ii) holders of the BGC Partners 8.000% Senior Notes to amend the registration rights agreement relating thereto to terminate such agreement. As of September 19, 2023, the requisite note holder consents were received to adopt the proposed indenture amendments and terminate the registration rights agreement relating to the BGC Partners 8.000% Senior Notes. In connection with the October 6, 2023 closing of the Exchange Offer, (i) $255.5 million aggregate principal amount of BGC Partners 3.750% Senior Notes were exchanged for BGC Group 3.750% Senior Notes and subsequently cancelled, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, $347.2 million aggregate principal amount of BGC Partners 8.000% Senior Notes were exchanged for BGC Group 8.000% Senior Notes and subsequently cancelled, and equivalent aggregate principal amounts of BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes, respectively, were issued; (ii) the indenture and supplemental indentures relating to the BGC Partners 3.750% Senior Notes, the BGC Partners 4.375% Senior Notes and the BGC Partners 8.000% Senior Notes were amended as proposed; and (iii) the registration rights agreement relating to the BGC Partners 8.000% Senior Notes was terminated. Issuance costs related to the Exchange Offer of $0.9 million are amortized as interest expense and the carrying value of both the BGC Group 3.750% Senior Notes and the BGC Group 4.375% Senior Notes accreted, and the carrying value of the BGC Group 8.000% Senior Notes will accrete up to the face amount over the term of the notes.

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
As of December 31, 2025, there were $237.6 million borrowings outstanding, net of deferred financing costs of $2.4 million under the Revolving Credit Agreement. As of December 31, 2024, there were $195.8 million of borrowings outstanding, net of deferred financing costs of $4.2 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the years ended December 31, 2025 and 2024 was 6.09% and 6.99%, respectively. BGC Group recorded $10.2 million, $12.2 million and $4.4 million of interest expense related to the Revolving Credit Agreement for the years ended December 31, 2025, 2024 and 2023, respectively.
BGC Partners did not record any interest expense related to the Revolving Credit Agreement for the years ended December 31, 2025 and 2024. BGC Partners recorded $6.9 million of interest expense related to the Revolving Credit Agreement for the year ended December 31, 2023.
5.375% Senior Notes
On July 24, 2018, BGC Partners issued an aggregate of $450.0 million principal amount of BGC Partners 5.375% Senior Notes. The BGC Partners 5.375% Senior Notes were general senior unsecured obligations of BGC Partners. The BGC Partners 5.375% Senior Notes bore interest at a rate of 5.375% per year, payable in cash on January 24 and July 24 of each year, commencing January 24, 2019. The BGC Partners 5.375% Senior Notes matured on July 24, 2023. Prior to maturity, BGC Partners was able to redeem some or all of the BGC Partners 5.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Partners 5.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture governing the BGC Partners 5.375% Senior Notes) occurred, holders could have required BGC Partners to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Partners 5.375% Senior Notes was $444.2 million, net of discount and debt issuance costs of $5.8 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 5.375% Senior Notes accreted up to the face amount over the term of the notes. On July 24, 2023, BGC Partners repaid the principal plus accrued interest on the BGC Partners 5.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 5.375% Senior Notes of $14.5 million for the year ended December 31, 2023.

3.750% Senior Notes
On September 27, 2019, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 3.750% Senior Notes. The BGC Partners 3.750% Senior Notes were general unsecured obligations of BGC Partners. The BGC Partners 3.750% Senior Notes bore interest at a rate of 3.750% per year, payable in cash on April 1 and October 1 of each year, commencing April 1, 2020. The BGC Partners 3.750% Senior Notes matured on October 1, 2024. BGC Partners was able to redeem some or all of the BGC Partners 3.750% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 3.750% Senior Notes). The initial carrying value of the BGC Partners 3.750% Senior Notes was $296.1 million, net of discount and debt issuance costs of $3.9 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 3.750% Senior Notes accreted up to the face amount over the term of the notes.
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
On October 1, 2024, BGC Group repaid the principal plus accrued interest on the BGC Group 3.750% Senior Notes. BGC Group did not record interest expense related to the BGC Group 3.750% Senior Notes for the year ended December 31, 2025. BGC Group recorded interest expense related to the BGC Group 3.750% Senior Notes of $7.9 million and $2.6 million for the years ended December 31, 2024 and 2023, respectively. On October 1, 2024, BGC Partners repaid the principal plus accrued interest on the BGC Partners 3.750% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 3.750% Senior Notes of $9.5 million for the year ended December 31, 2023.
4.375% Senior Notes
On July 10, 2020, BGC Partners issued an aggregate of $300.0 million principal amount of BGC Partners 4.375% Senior Notes. The BGC Partners 4.375% Senior Notes were general unsecured obligations of BGC Partners. The BGC Partners 4.375% Senior Notes bore interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2020. The BGC Partners 4.375% Senior Notes matured on December 15, 2025. BGC Partners was able to redeem some or all of the BGC Partners 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Partners 4.375% Senior Notes). The initial carrying value of the BGC Partners 4.375% Senior Notes was $296.8 million, net of discount and debt issuance costs of $3.2 million. The issuance costs were amortized as interest expense and the carrying value of the BGC Partners 4.375% Senior Notes accreted up to the face amount over the term of the notes.
As discussed above, on October 6, 2023, pursuant to the Exchange Offer, $288.2 million aggregate principal amount of BGC Partners 4.375% Senior Notes were exchanged for BGC Group 4.375% Senior Notes and subsequently cancelled, and certain amendments to the indenture and supplemental indenture governing the BGC Partners 4.375% Senior Notes became effective. The BGC Group 4.375% Senior Notes matured on December 15, 2025 and bore interest at a rate of 4.375% per year, payable in cash on June 15 and December 15 of each year, commencing December 15, 2023. BGC Group was able to redeem some or all of the BGC Group 4.375% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture related to the BGC Group 4.375% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 4.375% Senior Notes) occurred, holders could have required BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date.
Following the closing of the Exchange Offer, $11.8 million aggregate principal amount of BGC Partners 4.375% Senior Notes remained outstanding. Cantor participated in the Exchange Offer, and held $14.5 million aggregate principal amount of BGC Group 4.375% Senior Notes upon maturity.

The BGC Group 4.375% Senior Notes and the BGC Partners 4.375% Senior Notes matured on December 15, 2025. On December 15, 2025, BGC Group repaid the $288.2 million aggregate principal amount outstanding plus accrued interest on the BGC Group 4.375% Senior Notes and BGC Partners repaid the $11.8 million aggregate principal amount outstanding plus accrued interest on the BGC Partners 4.375% Senior Notes using cash on hand and borrowings under the Revolving Credit Agreement.
BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $12.8 million, $13.3 million and $3.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $10.5 million during the year ended December 31, 2023.
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
The carrying value of the BGC Group 8.000% Senior Notes was $345.4 million as of December 31, 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $28.5 million, $28.5 million and $7.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of December 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $10.0 million for the year ended December 31, 2023.
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

The carrying value of the BGC Group 6.600% Senior Notes was $496.5 million as of December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $34.0 million and $18.9 million for the years ended December 31, 2025 and 2024, respectively.
6.150% Senior Notes
On April 2, 2025, the Company issued an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes. The BGC Group 6.150% Senior Notes are general unsecured obligations of BGC Group. The BGC Group 6.150% Senior Notes bear interest at a rate of 6.150% per year, payable in cash on April 2 and October 2 of each year, commencing October 2, 2025. The BGC Group 6.150% Senior Notes will mature on April 2, 2030. The Company may redeem some or all of the BGC Group 6.150% Senior Notes at any time or from time to time for cash at certain “make-whole” redemption prices (as set forth in the supplemental indenture governing the BGC Group 6.150% Senior Notes). If a “Change of Control Triggering Event” (as defined in the supplemental indenture related to the BGC Group 6.150% Senior Notes) occurs, holders may require BGC Group to purchase all or a portion of their notes for cash at a price equal to 101% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The initial carrying value of the BGC Group 6.150% Senior Notes was $692.7 million, net of discount and debt issuance costs of $7.3 million. The issuance costs are amortized as interest expense and the carrying value of the BGC Group 6.150% Senior Notes will accrete up to the face amount over the term of the notes.
The carrying value of the BGC Group 6.150% Senior Notes was $693.8 million as of December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $33.2 million for the year ended December 31, 2025.
BGC Credit Agreement with Cantor
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, the Company had $20.0 million outstanding under the BGC Credit Agreement. On March 12, 2024, the Company borrowed $275.0 million from Cantor under the BGC Credit Agreement. On April 1, 2024, the outstanding balance of $275.0 million was repaid in its entirety. As of December 31, 2024, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company recorded $0.2 million and $1.1 million of interest expense related to the BGC Credit Agreement for the years ended December 31, 2025 and 2024, respectively. The Company did not record any interest expense related to the BGC Credit Agreement during the year ended December 31, 2023.
On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to the Company the outstanding principal of $77.0 million borrowed from the Company under the BGC Credit Agreement, plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. As of December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. The Company recorded $1.5 million of interest income related to the BGC Credit Agreement for the year ended December 31, 2025. On June 10, 2024, Cantor borrowed $180.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $18.0 million on July 31, 2024, and $12.0 million on September 25, 2024. On October 1, 2024, Cantor repaid in full to the Company the outstanding principal of $150.0 million borrowed from the Company under the BGC Credit Agreement, plus accrued interest. As of December 31, 2024, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. The Company recorded interest income related to the BGC Credit Agreement of $3.8 million for the year ended December 31, 2024.
Market-Making Registration Statements
On October 19, 2023, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 3.750% Senior Notes, the BGC Group 4.375% Senior Notes and the BGC Group 8.000% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 8, 2024 in connection with the filing of a replacement market-making resale registration statement.
On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes and BGC Group 6.600% Senior Notes in connection with ongoing market-making transactions which could occur from time to time. Market-making transactions pursuant to this resale registration statement were terminated on November 10, 2025 in connection with the filing of a replacement market-making resale registration statement.

On November 10, 2025, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes, BGC Group 6.600% Senior Notes, and BGC Group 6.150% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s other affiliates, has any obligation to make a market in the Company’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.