Form 10-K/A
period 2025-12-31
BGC Group, Inc.
filed 2026-04-28
CIK 1094831

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2026
Class A Common Stock, par value $0.01 per share	370,460,467 shares
Class B Common Stock, par value $0.01 per share	109,452,953 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

BGC Group, Inc.

2025 FORM 10-K/A ANNUAL REPORT

i

EXPLANATORY NOTE

On July 1, 2023, we, BGC Partners, Inc. (“BGC Partners”) and BGC Holdings, L.P. (“BGC Holdings”), along with certain other entities, completed our conversion from an “Umbrella Partnership-Corporation” structure to a “Full C-Corporation” structure through a series of mergers and related transactions (the “Corporate Conversion”), pursuant to a Corporate Conversion Agreement dated as of November 15, 2022 (the “Corporate Conversion Agreement”), simplifying our organizational structure. As a result of the Corporate Conversion, BGC Group, Inc. (“BGC Group”) became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on the Nasdaq Global Select Market in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC” at market open on July 3, 2023. After completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of the BGC businesses through BGC Group.

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

On March 2, 2026, BGC filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2026 annual meeting of stockholders will be filed by April 30, 2026 (i.e., within 120 days after the end of the Company’s 2025 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2026 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on March 2, 2026, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K. Terms used but not defined herein have the meanings given to them in the Original Form 10-K.

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors (“Board of Directors” or “Board”) is currently composed of six members. Information with respect to our directors is set forth below.

INFORMATION ABOUT OUR DIRECTORS

Name	Age	Director Since	Biographies
Stephen M. Merkel	67	2025	Mr. Merkel has been a director of our Company since February 2025 and serves as Chairman of our Board. Mr. Merkel has served as our Executive Vice President and General Counsel since 2001. Mr. Merkel is Executive Vice Chairman, Executive Managing Director, and General Counsel for the Cantor Fitzgerald, L.P. (“Cantor”) group of companies, including Cantor, which is our parent, CF Group Management, Inc. (“CFGM”), which is also our parent, and Cantor Fitzgerald & Co (“CF&Co”). He has served as Newmark Group, Inc.’s (“Newmark”) Chief Legal Officer and Executive Vice President since 2019. CF&Co and Newmark are subsidiaries of Cantor and are our affiliates. Since February 2025, Mr. Merkel has served as a director of Newmark and as Chairman of Newmark’s board of directors. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to BGC’s and Newmark’s operating partnerships and subsidiaries, as applicable. Prior to joining Cantor in 1993, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co., dedicated to the J. Aron Division, and prior to that, he was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Prior to that, he was a law clerk for the Honorable Irving R. Kaufman of the U.S. Court of Appeals for the Second Circuit. Mr. Merkel received a Bachelor’s degree with a major in History and Sociology of Science from the University of Pennsylvania and received his law degree from the University of Michigan Law School.

Brandon G. Lutnick	28	2025	Mr. Brandon G. Lutnick (“Mr. Brandon Lutnick”) has been a director of our Company since February 2025. Mr. Brandon Lutnick is Chairman and Chief Executive Officer of Cantor and our affiliate Cantor Fitzgerald Securities, and Chairman and Chief Executive Officer of CFGM. He also serves as a Director of the Cantor Fitzgerald Relief Fund. Mr. Brandon Lutnick joined Cantor in 2022 in equity sales and trading and prior to becoming Chairman and Chief Executive Officer worked in the Office of the Chairman, managing strategy and overseeing other special projects relating to Cantor and its affiliates. Mr. Brandon Lutnick has also served as the Chairman and Chief Executive Officer of Cantor’s special purpose acquisition companies, commonly referred to as SPACs, including our affiliates Cantor Equity Partners I, Inc. since 2024 and Cantor Equity Partners II, Inc., Cantor Equity Partners III, Inc., Cantor Equity Partners IV, Inc., Cantor Equity Partners V, Inc. and Cantor Equity Partners VI, Inc. since 2025. Mr. Brandon Lutnick has served as the Chairman of Cantor Fitzgerald Income Trust, Inc., a public non traded REIT, since March 2025. Mr. Brandon Lutnick previously served as the Chairman and Chief Executive Officer of our affiliate Cantor Equity Partners Inc., a SPAC, from 2024 to 2025 until it completed its initial business combination. Prior to his positions at Cantor, Mr. Brandon Lutnick began his career as a Credit Analyst at Oak Hill Advisors, L.P. In 2021, Mr. Brandon Lutnick graduated from Stanford University with a Bachelor’s degree in Symbolic Systems. Mr. Brandon Lutnick is the son of our former Chairman and Chief Executive Officer, Mr. Howard W. Lutnick (“Mr. Howard Lutnick”).

Name	Age	Director Since	Biographies
Linda A. Bell	67	2013	Dr. Bell has been a director of our Company since July 2013. Dr. Bell is currently the Claire Tow Professor of Economics and Provost Emerita of Barnard College, Columbia University, which she previously served as Provost and Dean of Faculty since 2012. Prior to joining Barnard, Dr. Bell was the Provost and John B. Hurford Professor of Economics at Haverford College from 2007 to 2012 and a member of the faculty since 1992. Prior to her tenure at Haverford, Dr. Bell held visiting faculty appointments at Stanford University; the University of California, San Diego; the John F. Kennedy School of Government at Harvard University; and the Woodrow Wilson School of Public Administration at Princeton University and has taught at the Leonard N. Stern School of Business at New York University. Dr. Bell has also served as a research fellow at the Institute for the Study of Labor (IZA) in Bonn, Germany since 2003, and as a senior consultant for the labor practice group of the National Economic Research Associates since 2006. Dr. Bell holds a Ph.D. in Economics from Harvard University.

David P. Richards	73	2017	Mr. Richards has been a director of our Company since December 2017. Mr. Richards is the Chairman of Prodrive Holdings Ltd., a British motorsport and advanced engineering group, a position in which he has served since the firm’s founding in 1984. He previously served as Chairman of Aston Martin Lagonda Ltd., a British manufacturer of luxury sports cars, from 2007 until 2013, and as a non-executive director of BGC European GP Limited from May 2009 until June 2017. Mr. Richards currently serves in the role of Chairman of the U.K. governing body of the Motor Sports Association. In December 2023, Mr. Richards was appointed as Chairman of the Board of Trustees at the FIA Foundation, an international charity focused on issues in the automotive world. Mr. Richards previously served as a director of Phytome Life Sciences, a U.K. plant-based medical research company from 2019 to 2023. In the 2005 Queen’s New Year’s Honours, Mr. Richards was made a Commander of the British Empire (“CBE”) for his services to motorsport. Mr. Richards attended Brynhyfryd School in North Wales followed by five years of articles with a Liverpool firm of chartered accountants. He holds honorary doctorates and fellowships from the Universities of Wales, Coventry, Warwick and Cranfield.

Name	Age	Director Since	Biographies
Arthur U. Mbanefo	59	2021	Mr. Mbanefo has been a director of our Company since October 2021. Since January 2023, Mr. Mbanefo has been the Managing Partner of Phoenix Merchant Partners LP, a merchant banking and private credit business, where he previously served in the same role from September 2019 until February 2020. From February 2020 to June 2022, Mr. Mbanefo was the Chief Investment Officer and Head of Principal Business and Asset Management for ORIX Corporation USA, the U.S. subsidiary of ORIX Corporation, a publicly owned, Tokyo-based international financial services company. In this role, he led investments across private equity, private credit and real estate, with a focus on the U.S. middle market. He was also an Advisory Director of the Board of ORIX Corporation USA. Mr. Mbanefo served as the Chief Investment Officer of Barclays Bank PLC from March 2017 until June 2019 where he was responsible for all the investment of the balance sheet of Barclays Bank PLC across corporate and investment banking, markets, pension and asset management, cards and payments. Prior to this role, he was a Head of Markets at Barclays from September 2015 to February 2017 and a Managing Director at the firm in various market leadership roles from May 2009 to September 2015. Prior to Barclays, Mr. Mbanefo served as Chief Investment Officer and Chief Executive Officer of two alternative investment management firms. In addition, since May 23, 2022, he has been the Chairman of the advisory board of Datatailr Inc., a financial and data analytics and development firm. Mr. Mbanefo graduated with a Bachelor of Science with Honours from Loughborough University. He is also a Fellow Chartered Accountant.

William Addas	66	2023	Mr. Addas has been a director of our Company since July 2023. From 2008 to 2023, Mr. Addas held numerous senior positions at BofA Securities, Inc., including Co-Head of Global Financial Institutions Group from 2021 to 2023, Co-Head of Americas Financial Institutions Group from 2019 to 2021, and Head of Specialty Finance from 2018 to 2019. From 2003 to 2008, he was a Managing Director and Head of Financial Technology and Specialty Finance at Deutsche Bank. From 2005 to 2006, he served on the board of Delta Financial Corp., a residential mortgage company. From 1996 to 2003, he was a Managing Director at Credit Suisse and Donaldson, Lufkin & Jenrette, a U.S. investment bank. From 1993 to 1996, he served as a Director of NatWest Markets Securities, a U.S. based broker-dealer. From 1984 to 1992, he practiced as an attorney at Manatt, Phelps, Phillips, Rothenberg and Tunney, where he was an Associate and later a Partner, and Wasserstein Perella, where he was an Associate. Since November 2024, Mr. Addas has been a member of the board of directors of Rithm Capital Corp. Mr. Addas holds a Bachelor of Arts from Brandeis University, and a Juris Doctor from the George Washington University Law School.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by, and serve at the discretion of, our Board. In addition to Mr. Merkel, our General Counsel, who also serves as a member of the Board, our executive officers, their respective ages and positions, and certain other information with respect to each of them are as follows:

John J. Abularrage, 48, has served as our Co-Chief Executive Officer since February 18, 2025 and our Chief Executive Officer of the Americas since 2021. He has previously served as a Global Co-Head of Financial Services Brokerage from 2021 to 2025. Mr. Abularrage joined BGC Group in 2021, bringing more than 20 years of financial services experience to the business. Prior to BGC, Mr. Abularrage held various senior positions at TP ICAP Group plc, a financial services firm, from 2011 to 2021, including Chief Executive Officer of the Americas and Head of Global Brokering. Prior to that, Mr. Abularrage held positions at Collin Stewart, Inc. from 2000 to 2011 including Chief Executive Officer of North America and prior to that, as Head of Equities. In 1999, Mr. Abularrage graduated from Georgetown University McDonough School of Business with a Bachelor’s degree in Business Administration.

Jean-Pierre (“JP”) Aubin, 58, has served as our Co-Chief Executive Officer since February 18, 2025 and our Chief Executive Officer of EMEA since 2008. He has previously served as a Global Co-Head of Financial Services Brokerage from 2020 to 2025. Mr. Aubin joined BGC in 2005 and helped drive the company’s rapid expansion in Europe, which included the acquisitions of ETC Pollak in 2005 and Aurel BGC in 2006, of which he was made President in 2012. In 2008, Mr. Aubin was named Global Head for Listed Products. Prior to these positions, from 2008 to 2020, Mr. Aubin was an Executive Managing Director for BGC and from 2005 to 2008, Mr. Aubin was President of the Continental European region for BGC. Prior to his positions at BGC, Mr. Aubin began his career at the Viel-Tradition Group in 1999 after being part of the Barclays Bank student training program. After trading futures and options for 10 years in both London and Paris, he was promoted in 2000 to President and Global Head of Listed Products for Continental Europe. Mr. Aubin has been a member of the board of the French cultural organization Réunion des Musées Nationaux since 2015. In 2022, JP Aubin founded the JP Aubin Family Foundation, a charitable organization which focuses on providing children with access to museums and other cultural opportunities. In 2023, Mr. Aubin was awarded Commandeur des Arts et des Lettres. Mr. Aubin graduated in 1989 from the French business school Ecole d’Administration et de Direction des affaires (EAD) with a Master’s degree in economics.

Sean A. Windeatt, 52, has served as our Co-Chief Executive Officer since February 18, 2025 and our Chief Operating Officer since 2009. He has previously served as a Global Co-Head of Financial Services Brokerage from 2023 to 2025 and Chief Executive Officer of BGC Brokers, L.P. from 2012 to 2025. Prior to that, Mr. Windeatt served as our Interim Chief Financial Officer from 2018 until 2019. Prior to these positions, Mr. Windeatt was our Executive Managing Director and Vice President from 2007 to 2009 and served as a Director of our affiliate Cantor Fitzgerald International from 2004 to 2007. Mr. Windeatt also served as a Business Manager and member of the finance department of Cantor Fitzgerald International from 1997 to 2003. Mr. Windeatt also provides services to our operating partnerships and subsidiaries. Mr. Windeatt began his career at United Assurance in 1996. In 1996, Mr. Windeatt graduated from the University of Bedfordshire with a Bachelor’s degree in Business Administration (Finance).

Jason W. Hauf, 57, has been our Chief Financial Officer since June 6, 2022. Prior to his time at the Company, Mr. Hauf was at Exos Technology and Financial Partners, a private firm specializing in financial services for B2B institutional finance starting in 2017, and where he served as Managing Director and Chief Financial Officer from 2018 to 2022. Prior to his time at Exos, Mr. Hauf was Managing Director and Chief Financial Officer at Royal Bank of Scotland, Corporate and Institutional Banking Division, Americas and Vice President of AIG Financial Products Corp. He began his career at Coopers & Lybrand, where he was a Manager. Mr. Hauf holds a Bachelor of Science in Accounting from the University of Delaware.

CORPORATE GOVERNANCE

Controlled Company Status

Although we may qualify as a “controlled company” under the corporate governance rules of Nasdaq because Cantor and CFGM control the majority of our total voting power, we have nevertheless currently opted to have, and our Corporate Governance Guidelines currently provide for, a majority independent board of directors and a compensation committee composed of independent directors, and our director nominees are also recommended for the Board’s selection by a majority of our independent directors, each as more fully described below. Our Amended and Restated Bylaws (“Bylaws”), however, prohibit us from relying on the exemptions provided to “controlled companies.” In the future, we may consider relying on all or a portion of the exemptions from these requirements provided to “controlled companies” under Nasdaq rules and we may choose to amend our Bylaws to permit us to rely on such exemptions.

Independence of Directors

Our Board has determined that each of Dr. Bell and Messrs. Richards, Mbanefo and Addas qualifies as an “independent director” in accordance with the published listing standards of the Nasdaq Stock Market LLC (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours, our parent or a consolidated subsidiary, and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members.

2025 Board of Directors and Executive Officer Changes and Mr. Howard Lutnick Divestiture

On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, on February 18, 2025, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company. On February 18, 2025, the Board appointed Mr. Brandon Lutnick, son of Mr. Howard Lutnick, to serve as a member of the Board. Additionally, on February 18, 2025 the Board appointed our Executive Vice President and General Counsel, Mr. Stephen M. Merkel to serve as a member of the Board and as Chairman of the Board. On February 18, 2025, the Board appointed Messrs. John J. Abularrage, JP Aubin, and Sean A. Windeatt as Co-Chief Executive Officers of the Company and as the Co-Principal Executive Officers of the Company.

On October 6, 2025, Mr. Howard Lutnick completed the divestiture of his holdings in the Company, Cantor and CFGM in compliance with U.S. government ethics rules, including through the sale of all of the voting shares of CFGM and outstanding equity interests in various entities and family trusts that hold our common stock to trusts controlled by Mr. Brandon Lutnick, and the sale of all of our Class B common stock held directly by him to Cantor. See “Certain Relationships and Related Transactions, and Director Independence — 2025 Howard W. Lutnick Divestiture Events and Lutnick Family Voting and Transfer Agreement” for more information.

Meetings and Committees of Our Board of Directors

Our Board held 12 meetings during the year ended December 31, 2025. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2025, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member, except Mr. Mbanefo and Mr. Richards, who each attended 100% of the meetings of the Board and more than 90% of all meetings of the committees of which they are members. In addition to regular committee meetings, which are indicated below, the independent directors of the Board held one special project committee meeting in 2025.

Audit Committee

Our Board has an Audit Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, all of whom qualify as “independent” in accordance with the published listing standards of Nasdaq. Mr. Mbanefo serves as chair. The members of the Committee also each qualify as “independent” under special standards established by the SEC for members of audit committees. Each of Messrs. Richards, Mbanefo and Addas has been determined to be an “audit committee financial expert” in accordance with SEC rules. The Committee operates pursuant to an Audit Committee Charter, which is available at www.bgcg.com/corporate-responsibility/governance/ under the heading “Audit Committee Charter” or upon written request from BGC free of charge.

Our Audit Committee selects our independent registered public accounting firm (our “Auditors”), consults with our Auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our Auditors. The Committee also approves related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”), and administers our Whistleblower Complaint and Investigation Policy (“Whistleblower Policy”), including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee held 12 meetings during the year ended December 31, 2025.

During 2025, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) as our Auditors for the year ending December 31, 2025. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2025, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Compensation Committee

Our Board has a Compensation Committee. The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, all of whom currently qualify as “independent” in accordance with the published listing standards of Nasdaq. Dr. Bell serves as chair.

The Compensation Committee is responsible for establishing the compensation philosophy, policies and practices, participating in executive hiring and succession matters, reviewing and approving all compensation arrangements for our executive officers and for administering the BGC Group, Inc. Long Term Incentive Plan (the “BGC Group Equity Plan” or the “Equity Plan”) and the BGC Group, Inc. Incentive Bonus Compensation Plan (the “BGC Group Incentive Plan” or “Incentive Plan” and together with the BGC Group Equity Plan, the “BGC Group Compensation Plans”). Prior to the Corporate Conversion, the BGC Partners Compensation Committee was responsible for reviewing and approving all compensation arrangements for our directors and executive officers and for administering the BGC Partners, Inc. Eighth Amended and Restated Long Term Incentive Plan (the “BGC Partners Equity Plan”), the BGC Partners, Inc. Incentive Bonus Compensation Plan (the “BGC Partners Incentive Plan”) and the BGC Holdings, L.P. Participation Plan (the “Participation Plan,” and together with the BGC Partners Equity Plan and BGC Partners Incentive Plan, the “BGC Partners Compensation Plans”).

The Compensation Committee operates pursuant to a Compensation Committee Charter, which is available at www.bgcg.com/corporate-responsibility/governance/ under the heading “Compensation Committee Charter” or upon written request from BGC free of charge. The Committee held 14 meetings during the year ended December 31, 2025.

Corporate Responsibility Committee

Our Board also has a Corporate Responsibility Committee (formerly known as our Environmental, Social and Governance Committee). The members of the Committee are currently Dr. Bell and Messrs. Richards, Mbanefo and Addas, each of whom qualifies as “independent” in accordance with the published listing standards of Nasdaq. Mr. Mbanefo serves as chair. The Committee is responsible for working with management to provide oversight of corporate responsibility, social and human capital management, environmental and sustainability initiatives and procedures appropriate to the Company, to provide periodic reviews of the Company’s corporate responsibility practices and policies, to review management’s current corporate responsibility strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to a Corporate Responsibility Committee Charter, which is available at www.bgcg.com/corporate-responsibility/governance/ under the heading “Corporate Responsibility Committee Charter” or upon written request from us free of charge. The Committee held seven meetings during the year ended December 31, 2025.

Nominating Process

All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing standards of Nasdaq. Accordingly, our Board does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. Our Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of all of our independent directors in the nomination process. Our Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors, and, absent special circumstances, our Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth herein under the section below entitled “Communications with Our Board of Directors.”

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

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Mr. Brandon Lutnick is qualified based on his business experience and brokerage experience, Mr. Merkel is qualified based on his extensive business and legal experience and prior public company service, Dr. Bell is qualified based on her experience as a university academic manager, as an academic researcher and professor in economics, and as a former director of a fully electronic exchange, Mr. Richards is qualified based on his global business experience and his status as an audit committee financial expert, and Messrs. Mbanefo and Addas are qualified as a result of their broad experience in the financial services industry, their general business experience, and their status as audit committee financial experts.

The director qualifications matrix below summarizes some of the key attributes that the Board has identified as particularly valuable to the effective oversight of the Company and the execution of the Company’s corporate strategy. This director qualifications matrix is not intended to be an exhaustive list of each of the director’s skills or contributions to the Board.

Skills and Experience	Merkel	Brandon Lutnick	Bell	Richards	Mbanefo	Addas
Business Operations	X	X	X	X	X	X
Finance/Accounting	X		X	X	X	X
Risk Management	X	X	X		X	X
Global Business	X	X	X	X	X	X
Human Capital Management	X		X			X
M&A	X	X			X	X
Other Public Company Board Service and Governance	X	X				X
Environmental	X		X	X		X
Global Financial Markets	X	X			X	X
Brokerage	X	X			X	X
Regulatory	X		X			X
Innovation and Strategy	X	X	X	X	X	X
Artificial Intelligence		X
Ethics and Integrity	X	X	X	X	X	X
Senior Leadership/CEO	X	X	X	X	X	X
Technology/Information Security	X		X

Chairman of the Board

Our Board has determined that in light of the current ownership structure of the Company, having an independent or non-executive Chairman of the Board is not efficient or appropriate for our Company. Additionally, our Board does not have a lead independent director for the same reasons. Our strong, majority-independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is primarily composed of independent, active and effective directors. Four of our six current directors meet the independence qualifications in accordance with the published listing standards of Nasdaq and the SEC and our Board’s standards for determining director independence. Only two of our current directors are affiliated with Cantor, our controlling stockholder, and only one member of executive management is currently a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained at the Company through the composition of our Board, and through the strong leadership of our majority independent directors and Board committees and our highly effective corporate governance structures and processes. Accordingly, our Corporate Governance Guidelines provide for the annual election of the Chairman of the Board by our majority independent Board (which, if applicable, shall be the nominee of the stockholders who control a majority of the vote). The Board typically elects its Chair following the annual stockholders’ meeting, although this may be revisited at any time.

We believe that the Company and its stockholders are well served by having Mr. Merkel, our General Counsel, serve as Chairman of the Board, given Mr. Merkel’s deep leadership experience with the Company.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Corporate Governance Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to corporate responsibility matters. The Board reviews these principles and other aspects of governance annually. The Corporate Governance Guidelines are available at www.bgcg.com/corporate-responsibility/governance/ under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.

Executive Sessions

In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of the non-independent directors.

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend annual meetings of stockholders of the Company. At the 2025 annual meeting of stockholders, held on November 12, 2025, all of the Company’s directors were in attendance.

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

Similarly, in designing and implementing our executive compensation program, the Compensation Committee takes into consideration our operating and financial objectives, including our risk profile, and considers executive compensation decisions based in part on incentivizing our executive officers to take appropriate business risks consistent with our overall goals and risk tolerance.

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

Our succession discussions were particularly relevant in 2024 and 2025, as in November 2024, Mr. Howard Lutnick was nominated as the 41st U.S. Secretary of Commerce. Mr. Howard Lutnick was confirmed by the U.S. Senate on February 18, 2025 and stepped down from all of his positions with BGC and as Chairman of the Board. Our Board elected Mr. Brandon Lutnick and Mr. Stephen Merkel to join our Board of Directors, and Mr. Merkel to serve as Chairman of the Board. Mr. Sean Windeatt became Co-Chief Executive Officer along with Mr. John Abularrage and Mr. JP Aubin, our former Co-Heads of Brokerage. Messrs. Windeatt, Abularrage and Aubin also serve as Co-Principal Executive Officers of the Company.

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

Performance-Based and Retentive Compensation Structure

Many of our key brokers, salespeople, managers, and other front office professionals have a substantial amount of their own capital invested in our business. We believe that our emphasis on equity-based compensation promotes alignment of interest with shareholders, recruitment, and motivation of our brokers and other employees, and encourages a collaborative culture that drives cross-selling and revenue growth. Virtually all of our executives and front-office employees have equity stakes in the Company and generally receive grants of deferred equity as part of their compensation. We believe that by having investments in us, our executives and key brokers and other employees feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. As of December 31, 2025, our employees, executive officers and directors individually owned approximately 5% of our equity, on a fully diluted basis. See the organizational chart under the heading Part I, Item 1, Business—Our Organizational Structure in the Original Form 10-K for more information.

We currently issue restricted stock units (“RSUs”), as well as other forms of equity-based compensation. We consider our RSUs and restricted stock awards to be highly retentive due to the long-term vesting and forfeiture provisions relating to these awards. These awards generally contain extended vesting schedules that vary based upon compensation level and role, which in most cases are largely dependent upon continued service through the vesting date of such awards.

From time to time, we may enter into various agreements with certain of our employees whereby these individuals may receive loans or bonus or salary advances under terms outlined in the underlying agreements. We believe that these advances and loans incentivize and promote retention of our employees.

Compensation Recovery/Clawback Policy

The Company has adopted a compensation recovery policy (“Clawback Policy”) for its executive officers. The Clawback Policy applies to compensation received by the Company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information (“Incentive-Based Compensation”). The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or purely based on subjective goals or goals unrelated to financial reporting measures.

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

Global Charity Day

Never has our relationship with our people and others been so evident as on September 11, 2001. Twenty-five years ago, tragedy struck in an unimaginable way. Following the devastating attack on our headquarters at the World Trade Center on that day, our former Chairman and Chief Executive Officer (“CEO”), Mr. Howard Lutnick, and our surviving employees and our affiliates created The Cantor Fitzgerald Relief Fund (“Cantor Relief Fund”) to take care of the families of the 658 colleagues and friends who perished on that day. Their legacy remains in our hearts and continues to inspire our commitment to remembrance and service. We and our affiliates committed 25% of profits for five years and committed to pay for 10 years of healthcare for the families of those we lost.

Since 2001, that commitment to people has never faltered. Once a year, on the September 11th anniversary, BGC and its affiliates, in conjunction with the Cantor Relief Fund, commemorate these 658 friends and colleagues, and 61 Eurobrokers employees, who perished on September 11, 2001. We host an annual Charity Day, where we donate a day’s revenue to the Cantor Relief Fund and celebrity ambassadors join us on our trading floors at multiple offices to represent charities that are important to our families, employees, clients, and communities and help us pay forward the kindness shown in the aftermath of September 11th. Charity Day is a unique way of creating something positive and life-affirming from the tragedy. For more information on Charity Day, please visit www.bgcg.com/charity-day.

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

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and Corporate Responsibility Committees of our Board, our Insider Trading Policy, our Policy on Hedging (“Hedging Policy”), our Clawback Policy, and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

●	Independence of a majority of directors;

●	Only independent directors serve on each standing Board-level committee;

●	Annual independence review of independent outside directors;

●	Diverse array of professional experience of the Board;

●	Strict ethical and other criteria for membership on the Board;

●	Annual director elections — we do not have a classified (“staggered”) Board;

●	Annual evaluation of the performance of our Co-Chief Executive Officers;

●	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

●	Periodic executive sessions of independent directors;

●	Detailed processes and review of all related party transactions and required approval by independent directors;

●	Access of the Board and its committees to management and ability to retain outside independent advisors;

●	Insider Trading Policy, including prohibitions against trading while in possession of material, non-public information;

●	Prohibitions against hedging;

●	Clawback Policy for Incentive-Based Compensation;

●	The ability of our Board to accept the required resignation of a director who fails to obtain a majority vote for election;

●	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

●	A prohibition on personal loans to directors and executive officers;

●	Requirement for directors to inform the Board of changes in their principal job responsibilities;

●	Limits on the service of directors and executive officers on other public company boards;

●	Director orientation and continuing education;

●	Annual self-assessments of the performance of our Board and its committees and individual directors;

●	Annual review of our corporate governance policies and practices;

●	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust Whistleblower Policy — completely confidential and with a whistleblower hotline available 24/7;

●	Diversified mix of cash and short- and long-term equity awards designed to be highly retentive and risk appropriate and to align the interests of our executive officers with those of our stockholders;

●	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

●	Robust global annual review and oversight of Code of Ethics responses;

●	Succession planning and leadership development of executive officers and potential senior managers having significant responsibility for business areas;

●	Annual stockholder say-on-pay votes;

●	Annual ratification of the appointment of our independent registered public accounting firm; and

●	Our Board-level Corporate Responsibility Committee.

Business Continuity and Resiliency

We have implemented policies and practices to protect the continuity of our businesses and operations to maintain and advance long-term stockholder value. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of health emergencies, including global pandemics, and natural or other disasters, such as Hurricane Sandy and the September 11, 2001 terrorist attacks, on our operations. We maintain three concurrent data centers in the United States and three data centers in the United Kingdom, providing backup of our computer systems and capacity for our employees to work remotely during crises or from time to time. These policies and practices have enabled our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic or other global events in compliance with relevant rules and regulations in applicable jurisdictions and in preservation of the health, safety and welfare of our workforce.

Whistleblower Complaint and Investigation Policy

We have a policy regarding reporting of complaints about accounting, internal controls, employment and labor practices, auditing matters, or questionable financial practices. The policy is designed to provide a channel of communication for employees and others who have concerns about our conduct or any of our directors or employees. Complaints are treated seriously and handled expeditiously. Any person may submit a complaint to our independent outside law firm through a dedicated hotline and email account available 24 hours a day, seven days a week. Complaints that are accounting or financial in nature (“Accounting Complaints”) will be handled by the chair of our Audit Committee and/or by our General Counsel, Corporate Secretary or designee.

Employees submitting an Accounting Complaint need not provide their names or other personal information, and reasonable efforts will be used to conduct the investigation that follows from an Accounting Complaint from an employee in a manner that protects the confidentiality and anonymity of the employee submitting the complaint.

Employees are reminded of the Whistleblower Policy at least annually and information is provided in more than a dozen local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our Whistleblower Policy is publicly available on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Whistleblower Complaint and Investigation Policy.”

Code of Business Conduct and Ethics

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in multiple local languages, and training and certifications are conducted annually worldwide using our online training platform. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Code of Business Conduct and Ethics.”

Compliance and Anti-Financial Crime Program Policy Statement

We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing, anti-fraud and anti-market abuse initiatives. We are also committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption. Further information on this policy can be found on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Compliance and Anti-Financial Crime Program Policy Statement.”

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

Global Anti-Bribery and Corruption Policy Statement

We have a specific global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines “Bribery and Corruption” and provides for management and Board oversight. Further information on this policy can be found on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Global Anti-Bribery and Corruption Policy Statement.”

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

Cybersecurity Program Policy Statement

We are committed to combating the global threat of cyberattacks, endeavoring to secure our business through our information security programs to operate with confidence, through a deep understanding of cybersecurity risks, vulnerabilities, mitigations, and threats. These processes are managed by our cybersecurity team headed by our CISO and CIO and supported by our business continuity teams. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. Further information on these processes can be found on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Cybersecurity Program Policy Statement.” Further information on our cybersecurity risk management strategy and the role of our Board and management in cybersecurity matters can be found in Part I, Item 1C, Cybersecurity of the Original Form 10-K.

Data Privacy Program Policy Statement

We have a global data privacy policy statement applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal information responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal information and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Data Privacy Program Policy Statement.”

Insider Trading Policy

We have an Insider Trading Policy applicable to transactions by, among others, our directors, officers and employees, in BGC or Newmark securities (“Covered Securities”) and transactions in other companies’ securities, which prohibits trading while in possession of material, non-public information about BGC, Newmark or other companies. Additionally, all trades involving Covered Securities must be disclosed to the Company’s compliance department before such trades are made. The Insider Trading Policy states that it is our policy to comply with all applicable securities and other laws and regulations when engaging in transactions in Covered Securities or the securities of other companies.

Additionally, under the Insider Trading Policy, we have pre-clearance procedures and processes for transactions in Covered Securities by our directors, executive officers, and other designated persons. Under these procedures and processes, such persons’ transactions in Covered Securities are subject to pre-clearance through our legal and compliance department. Persons subject to pre-clearance requirements are also required to receive approval in advance of entering into or modifying any trading plans designed to be compliant with Rule 10b5-1 under the Exchange Act. Further information can be found on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Insider Trading Policy.”

Hedging Policy

We have a Hedging Policy with respect to equity securities issued by BGC. In this regard, we prohibit our directors, officers, and employees, including leased employees, brokers and independent contractors, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of equity securities issued by BGC held by such persons, except with the explicit approval of our Audit Committee or its designees. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than the Company are not covered under the Hedging Policy. Further information can be found on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Hedging Policy.”

Additional Corporate Responsibility Information

To learn more about our policies and practices and our continuing efforts related to human capital management, corporate responsibility, sustainability, charitable giving and other matters, please refer to the Corporate Responsibility section of our website at www.bgcg.com/corporate-responsibility/governance/ and to our periodic reports filed under the Exchange Act for further information. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Insider Trading Policy, Hedging Policy, information about our charitable initiatives and other corporate responsibility policies and practices on our website. The information contained on, or that may be accessed through, our websites or other websites referenced herein, is not part of, and is not incorporated into, this Amendment.

STOCKHOLDER ENGAGEMENT

Our Board and management team value the opportunity to engage with our stockholders and gain insight year-round on their views on a broad range of topics, including our strategy, financial performance, executive compensation, corporate governance, human capital management, and environmental and social goals. Our Board receives reporting on feedback from investors and stockholder voting results. In addition, our management routinely engages with investors at conferences and other forums. We also speak with proxy advisors to discuss, and receive feedback on, our governance practices and executive compensation programs. Feedback from investors informs our Board’s ongoing review of governance and compensation matters.

In recent years, we have also enhanced our engagement strategy through:

●	Information available on our website including SEC alerts, earnings call transcripts, more detailed financial and operational disclosures in our investor presentations and supplemental Excel tables; and

●	Investor meetings, analyst and investor days, and conferences, including over 350 investor and analyst interactions in 2025.

In 2025, we reached out to institutions who collectively represented the majority of our shares held by active investors. These interactions covered topics including industry and business trends, strategic initiatives and acquisitions, changes to management and key personnel, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, corporate responsibility and governance matters, board changes and composition, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

DELINQUENT SECTION 16(a) REPORTS

Under the securities laws of the United States, our directors, executive officers and any person beneficially owning more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us through the date hereof, other than as previously disclosed, the Company believes that all reports were filed on a timely basis except that Messrs. Aubin and Abularrage each filed a late Form 4 to report the receipt of RSUs on April 1, 2025, and Mr. Aubin filed an amended Form 3 to correct an inadvertent overstatement of his holdings of RSUs as of February 18, 2025.

INSIDER TRADING POLICY, CODE OF BUSINESS CONDUCT AND ETHICS AND WHISTLEBLOWER PROCEDURES

See “Corporate Responsibility — Insider Trading Policy,” above, for information regarding our insider trading policy.

Our Board has adopted a Code of Business Conduct and Ethics that applies to members of our Board, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Code of Business Conduct and Ethics.” If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Ethics for which disclosure is required pursuant to the rules of Nasdaq or the SEC, we intend to disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established the Whistleblower Policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The General Counsel and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at www.bgcg.com/corporate-responsibility/governance/ under the heading “Whistleblower Complaint and Investigation Policy.”

ITEM 11. EXECUTIVE COMPENSATION

Explanatory Note Relating to Our Corporate Conversion from BGC Partners on July 1, 2023

On July 1, 2023, BGC Group, BGC Partners, and BGC Holdings, along with certain other entities, completed the Corporate Conversion. To the extent statements in Compensation Discussion and Analysis and Executive Compensation, below, relate to compensation philosophy and to awards made under the Incentive Plan and Equity Plan prior to the closing of the Corporate Conversion, such statements refer to BGC Partners. To the extent statements relate to compensation philosophy and to awards under the Incentive Plan and Equity Plan following the closing of the Corporate Conversion and on a going forward basis such statements refer to BGC Group.

In connection with the Corporate Conversion, our compensation structure was changed from a structure based on cash and partnership units in BGC Holdings to a structure based on cash and equity awards in BGC Group. Accordingly, we no longer use partnership units in BGC Holdings to compensate our employees and other service providers, and all of our equity-based compensation awards are granted under the BGC Group Equity Plan, including those awarded in payment of bonuses under the BGC Group Incentive Plan or otherwise.

Upon the close of the Corporate Conversion, all equity-based awards and cash tax account awards (“Tax Accounts”) outstanding under the BGC Partners Equity Plan were assumed by BGC Group as awards under the BGC Group Equity Plan with the same terms and conditions that were applicable prior to the Corporate Conversion. All outstanding BGC Holdings limited partnership units, including those held by our executive officers as set forth below, were substituted with awards under the BGC Group Equity Plan, with terms and conditions as set forth in the Corporate Conversion Agreement. The details of these assumed and substitute awards are set forth below under “Compensation Discussion and Analysis — Compensation Actions Taken in Connection with the Corporate Conversion.”

Historical Discretionary and Retentive BGC Holdings Partnership Unit Awards for Executive Officers Prior to the Corporate Conversion

Prior to the Corporate Conversion, to incentivize executive officers and hold them accountable to stockholders, our Compensation Committee used a variety of partnership units issued under the Participation Plan. The total number of BGC Holdings limited partnership units issuable under the Participation Plan was determined from time to time by our Board, provided that exchange rights or cash settlement awards relating to units were only granted pursuant to other stock-based awards granted under our Equity Plan. For executive officers, these grants included NPSUs, along with PSUs and PPSUs for our U.S.-based executives and LPUs and PLPUs for our U.K.-based executives who have executed deeds of adherence to BGC Services (Holdings) LLP, a U.K. limited liability partnership (the “U.K. Partnership”). Until such units were granted exchange rights such that they were exchangeable into a share of Class A common stock or for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units were generally forfeitable for any reason, subject to certain exceptions. We believe this incentivized performance given that except for certain units purchased by the partners, these partnership units were able to be redeemed for zero by the Committee at its discretion while in non-exchangeable form.

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

Executive officers also received PPSUs in the U.S. or PLPUs in the U.K. These units were preferred limited partnership units awarded to holders of, or contemporaneously with the grant of, PSUs or LPUs, respectively. PPSUs were entitled to a preferred distribution of net profits of BGC Holdings but otherwise were not entitled to participate in quarterly distributions. PPSUs/PLPUs could not be made exchangeable into shares of Class A common stock and could only be exchanged for cash, at the determination price established on the date of grant, in connection with an exchange of PSUs, LPUs or HDUs, respectively, and therefore were not included in our fully diluted share count. PPSUs/PLPUs were utilized to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs/PLPUs to traditional units (e.g., PSUs/LPUs) approximated the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs/PLPUs for cash was determined by the Compensation Committee on the date of the grant of such unit and was based on a closing trading price of Class A common stock identified by the Committee on such date.

Prior to the Corporate Conversion and commencing with respect to the 2020 year-end compensation cycle, the executive officers received NPSUs, NPPSUs, NLPUs or, NPLPUs that were non-distribution earning initially and converted to distribution earning units 20% per year provided that the Company, inclusive of its affiliates, earned, in aggregate, at least $5,000,000 in gross revenues, and the executive officer met certain service conditions, for the calendar quarter in which the conversion was to occur. These units are designated with “— CV” following the unit type for internal purposes.

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

Historical Information Regarding Newmark IPO, Separation Transaction and Spin-Off and Its Effect on BGC’s Compensation

On December 19, 2017, BGC Partners’ former subsidiary Newmark completed its initial public offering (its “IPO”). Through the following series of transactions prior to and following the completion of the Separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, BGC Partners, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for certain provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into the Separation and Distribution Agreement (such agreement, as amended from time to time, the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s real estate services business (such series of transactions that resulted in the transfer are herein referred to as the “Separation”).

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

U.S. generally accepted accounting principles (“GAAP”) compensation charges for all compensation paid by Newmark to Messrs. Howard Lutnick and Merkel, including units and other equity awards acquired by them as a result of the Separation and Spin-Off, were taken by Newmark and appear in the Newmark compensation disclosures because such compensation relates to the issuer for which the services are rendered. Conversely, GAAP compensation charges with respect to compensation relating to Newmark units and other equity awards acquired by the other BGC executive officers, such as Mr. Windeatt, as a result of the Separation and Spin-Off are taken by BGC and appear in the BGC compensation disclosures because such executive officers provide services to BGC and not to Newmark.

COMPENSATION DISCUSSION AND ANALYSIS

Background

The following Compensation Discussion and Analysis describes the material elements of our executive compensation program for 2025, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee in March 2026, at which time 2025 year-end compensation decisions with respect to each of our executive officers were reviewed and approved.

Since February 18, 2025, our principal executive officers have been our Co-Chief Executive Officers, Messrs. Abularrage, Aubin and Windeatt. Our principal financial officer for 2025 was our Chief Financial Officer, Mr. Jason Hauf. Our other executive officer for 2025 was Mr. Merkel. As reflected below, compensation for 2025 was paid to our former Chairman of the Board and Chief Executive Officer, Mr. Howard Lutnick, until he stepped down from his positions at the Company.

At the beginning of 2025, our principal executive officer was our former Chairman of the Board and Chief Executive Officer, Mr. Howard Lutnick. On February 18, 2025, Mr. Howard Lutnick was confirmed by the United States Senate as the 41st Secretary of Commerce. Following his confirmation, Mr. Howard Lutnick stepped down as Chairman of the Board and Chief Executive Officer of the Company and as principal executive officer. Also on February 18, 2025, the Board appointed Messrs. Abularrage, Aubin, and Windeatt as Co-Chief Executive Officers and Co-Principal Executive Officers of the Company, effective as of February 18, 2025. In connection with such appointments, the pre-existing individual agreements with Messrs. Abularrage, Aubin, and Windeatt were re-approved by the Compensation Committee with modifications to reflect their new roles. See “Compensation Discussion and Analysis — Employment Agreements and Deeds of Adherence” for descriptions of these new arrangements.

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to link compensation with the achievement of our short- and long-term business objectives and to assist us in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to shorter- and longer-term performance, with the unified goal of increasing stockholder value over the long term.

In determining the compensation of our executive officers, our Compensation Committee considers a variety of factors, both qualitative and quantitative, consistent with our overall goals. Our objectives include a program that reflects the retentive effect of the payment of appropriate compensation for each executive officer, the pay practices of the Company’s peer group and other companies, the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data, and the Company’s and the executives’ success in meeting corporate objectives including attracting and retaining qualified brokers and professionals, market position, revenue and profitability and other financial criteria, strategic growth and business positioning, and objectives for long-term competitive advantage. While many of our brokers and other professionals are paid commissions and Mr. Abularrage is party to the Abularrage Bonus Pool Letter (as defined below), the compensation received by our executive officers is not typically specifically tied to mathematical formula-based performance targets. Compensation in addition to that specifically set forth in an applicable employment agreement and for those executive officers not party to an employment agreement is determined based on a holistic review of all relevant compensation factors by the Compensation Committee with no particular weighting toward any specific metric or other factor. Such compensation factors may also include the ability to respond to extraordinary events and manage the business under changing financial, global, health, environmental and other circumstances.

We also believe that executive compensation should reflect the achievement of any individual managerial objectives established for specific executive officers. Specific significant events led by executives, including acquisitions, dispositions and other significant transactions, should also be given significant weight. The performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific Company, industry and competitive conditions should be the basis for determining their overall compensation. Further, although the vote is advisory and non-binding on the Board, the Compensation Committee considers the results of the “say-on-pay” vote alongside other considerations and data in reviewing our executive compensation programs.

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

Although reviewed by the Committee, our policy is generally that the compensation of our executive officers should not be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our stock will, in the long term, reflect our overall performance and, ultimately, the management of our Company by our executives. Long-term stock performance is incentivized in our executive compensation program through the grant of various equity awards to our executive officers, as described below. We believe these awards closely align the interests of our executive officers with long-term shareholder value creation.

Our Compensation Committee is aware that Mr. Merkel may also receive compensation from our affiliates, including Cantor and Newmark, for services rendered to each of them, but the Committee generally does not specifically review the nature or amount of such compensation. In 2025, Mr. Merkel spent approximately 35% of his working time on our matters, and Messrs. Abularrage, Aubin and Hauf spent 100% of their working time on our matters. Mr. Merkel expects to spend approximately 30% of his working time on our matters in 2026. Our other current executive officers expect to spend 100% of their working time on our matters in 2026. These percentages may vary during 2026 depending on business developments at BGC, Newmark, Cantor or any of our or Cantor’s affiliates.

Overview of Compensation and Processes

For 2025, executive compensation was composed of the following principal components: (i)  base salaries, which were designed to retain talented executive officers and contribute to motivating and rewarding individual performance; (ii)  incentive bonus awards under our Incentive Plan, which were intended to tie financial rewards to the achievement of our short- or longer-term performance objectives; and (iii) incentive awards granted under our Equity Plan, which were designed to promote the achievement of short- and long-term performance goals, and to align the long-term interests of our executive officers with those of our stockholders through the grant of such awards. In all cases, performance objectives and goals relate to the performance of our business lines and the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we may also restructure the existing compensation arrangements of our executive officers. We may also adopt various policies or take actions related to or in addition to such restructurings, including with respect to the acceleration of the lapse of restrictions on restricted stock or acceleration of the vesting of RSUs. We may also issue potential extraordinary grants to executive officers which could be based on performance measures, including stock price increase or other measures to be specified.

From time to time, we have also used employment agreements, change in control agreements, retention agreements, bonus pool letters and other arrangements, including some with specified target or guaranteed bonus components, and extraordinary bonuses to attract, motivate and retain talented executives. Any such specific current arrangements with our executive officers are summarized under “Executive Compensation — Change of Control Agreements” and “Executive Compensation — Employment Agreements and Deeds of Adherence.”

Our Compensation Committee, with the assistance where appropriate of special project committees or advisors, approves and recommends to our Board that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers the Incentive Plan and the Equity Plan.

From time to time, our Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2025, Korn Ferry (the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at our peer group and other companies, including comparisons with companies with multiple principal executive officers, and the Committee discussed with the Advisor all compensation arrangements for 2025. For 2025, the Committee and the Advisor also reviewed pay for performance considerations and metrics and other measures including GAAP and non-GAAP financial results, total revenues, total shareholder return, results and metrics of certain businesses such as those categorized within Fenics, progress with respect to strategic transactions and acquisitions, growth in margins, growth in market share and penetration of certain businesses, strategy and management responsibility, challenges and risk management, and other specific line items and measures in order to review performance and consider compensation awards. The Committee reviewed the Company’s total revenues as a key performance measure for 2025. The Committee and the Advisor reviewed additional performance metrics and goals for 2025, including the market penetration of the Company’s products and businesses in new geographies or markets, strategic acquisitions, joint ventures, and dispositions, and strategic hires or retention of key employees in competitive market conditions and considered various discretionary factors. The Committee reviewed this data with no particular weighting toward any specific metric or other factor. While the Committee does take into consideration peer data and percentiles, the Committee does not attempt solely to benchmark our executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

Our Compensation Committee considered whether the Advisor had any conflicts of interest and was otherwise independent in connection with its advice to the Committee. In doing so, the Committee considered whether the Advisor had been providing services of any other nature to us; the amount of fees received from us by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor is also providing similar services to Newmark. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee or other factors that compromise the independence of the Advisor’s relationship with the Compensation Committee.

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

Our policy for allocating between currently paid short- and long-term compensation is designed to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Cash compensation is provided in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis, and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. Equity awards reward superior performance against specific objectives and long-term strategic goals and assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time, we may provide additional equity awards on a periodic basis to reward superior performance, which awards may provide further long-term retention incentives.

Base salaries for the following year are generally set for our executive officers at year-end meetings of our Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves the incentive bonuses under our Incentive Plan and any discretionary bonuses for executive officers and grants of equity awards under our Equity Plan to our executive officers for the prior year.

We provide long-term incentives to our executive officers through grants of equity awards which include restricted stock awards (“RSAs”), RSUs and other equity grants under our Equity Plan, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award was granted or such other date that awards to executive officers are made generally. Historically, grants under our Equity Plan that have had vesting provisions have had time-based, rather than performance-based, vesting schedules, although the plan is flexible enough to provide for performance-based vesting schedules.

Historically in prior years, at or around the year-end, first quarter or second quarter Compensation Committee meetings, Mr. Howard Lutnick, in his former roles as Chairman of the Board and Chief Executive Officer made compensation recommendations to the Committee with respect to the other executive officers. Such executive officers were not present at the time of these deliberations. The Committee historically reviewed information from Mr. Howard Lutnick as it deemed necessary or appropriate and the input from the Advisor, but ultimately the Committee made the sole determination of the compensation of all of our executive officers, including that of Mr. Howard Lutnick during the periods where he served as an executive officer.

Beginning with compensation for fiscal year 2025, our Co-Chief Executive Officers and other executive officers separately presented recommendations to our Compensation Committee with respect to their compensation and the compensation of the other executive officers. The Committee also met separately in executive sessions with the Advisor outside the presence of our executive officers to discuss compensation. The Committee deliberated on compensation decisions with respect to all executive officers with recommendations from the executive officers, members of our Board, and from time to time with recommendations of our controlling stockholder. When making its final compensation deliberations, the Committee met separately in executive sessions outside the presence of our executive officers. The Compensation Committee will continue to maintain its process of deliberation and to make the sole determination of the compensation of all of our executive officers.

During the first half of each fiscal year, it has been the practice of our Compensation Committee to establish annual incentive performance goals or guidelines for executive officers under the Incentive Plan, with the Committee retaining discretion to determine any bonuses earned at or after the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan. In all cases, such performance measures relate to the performance of our executive officers at the Company and in the provision of services to our operating partnerships and subsidiaries.

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

The Compensation Committee does not grant equity-based awards in anticipation of the release of material nonpublic information, nor do we accelerate or delay the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

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

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards, however the Committee has granted joint authority to Messrs. Abularrage, Aubin, and Windeatt, our Co-Chief Executive Officers, to grant awards to non-executive officer employees of our Company under the Equity Plan and to establish sub-plans for such persons.

Retentive Nature of Equity Awards

We consider our RSUs to be highly retentive due to the long-term vesting and forfeiture provisions relating to these awards. These awards contain extended vesting schedules which we consider to be highly retentive and that vary based upon compensation level and role, which in most cases are largely dependent upon continued service.

Our executive officers currently hold much of their personal net worth in our equity-based awards in addition to stock held outright. Mr. Merkel also holds partnership units in Cantor, which together with Mr. Brandon Lutnick and CFGM, holds 74.9% of the total voting power of our outstanding common stock as of April 1, 2026.

Tax and Accounting Treatment

Our management and Compensation Committee recognize that we are subject to certain Financial Accounting Standards Board and SEC guidance on share-based awards and other accounting charges with respect to compensation of our executive officers and other employees. However, management and the Committee do not believe that these accounting charges should necessarily determine the appropriate types and levels of compensation to be made available. Where material to the Committee’s decisions, these accounting charges will be described in our compensation discussion and analysis, compensation tables and related narratives.

Prior to the Corporate Conversion, the BGC Partners Compensation Committee granted equity and partnership awards to our executive officers in a variety of ways under the BGC Partners Compensation Plans, including restricted stock, RSUs, exchange rights, cash settlement awards, options and other equity grants under the BGC Partners Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Currently, after the Corporate Conversion, our Compensation Committee may grant equity awards to our executive officers in a variety of ways under the BGC Group Compensation Plans, including RSUs, RSAs, cash awards, options and other equity awards under our Equity Plan. Grants of such awards may have different accounting and tax treatments and may be reported differently in the compensation tables and related narratives depending on the type of award granted and how and when it is granted.

For U.S. GAAP purposes, a compensation charge for BGC Holdings limited partnership units with no stated vesting schedule was recognized at fair value on the date that an exchange right was granted to such units to acquire shares of Class A common stock, or such units were redeemed in connection with the issuance of shares of Class A common stock.

Additionally, when the shares of Class A common stock were issued upon exchange or redemption, a U.S. federal income tax deduction was generally allowed equal to the fair market value of a share of our Class A common stock on the date of exchange or redemption.

If shares of restricted stock granted are not subject to continued employment or service with us or any affiliate or subsidiary of ours, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed on the date of grant.

Furthermore, equity-based compensation expense recognized under U.S. GAAP during the period, for equity-based awards with a stated vesting schedule (including, prior to the Corporate Conversion, units with a stated schedule for the grants of exchange rights), is based on the value of the portion of equity-based payment awards that is ultimately expected to vest. The grant-date fair value of equity-based awards with a stated vesting schedule is amortized to expense ratably over the awards’ vesting periods. As this equity-based compensation expense recognized in the Company’s Consolidated Statements of Operations is based on awards ultimately expected to vest, it is reviewed for estimated forfeitures. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In cases where actual forfeitures change original forfeiture assumptions, then an adjustment to previously recognized compensation cost and the related deferred tax asset will be recorded.

For tax purposes, a U.S. federal income tax deduction is generally allowed on RSUs and restricted stock when restrictions lapse and vesting into shares of Class A common stock occurs. At that time, the Company will determine if there is any excess tax benefit or deficiency by reference to the current stock price in relation to the grant date fair value.

Compensation Recovery/Clawback Policy

The Company has adopted a Clawback Policy for its executive officers. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

2025 Compensation Actions Taken by the Compensation Committee

The compensation approved by our Compensation Committee and paid to our executive officers for 2025 is described in full in our Summary Compensation Table herein and the footnotes thereto. Below are descriptions of the various considerations and actions taken by our Compensation Committee for the determination of compensation for our executive officers. For information regarding the employment agreements and deed of amendment entered into with our Co-Chief Executive Officers in 2025, see “Executive Compensation — Employment Agreements and Deeds of Adherence.”

Consideration of Peer Data for 2025 and Other Factors

As part of its compensation process, in addition to qualitative and strategic factors, the Compensation Committee considered various peer, financial and market metrics by reviewing the latest public financial information available at the time as compared with the disclosed growth of these same metrics for BGC’s traditional public peers, Compagnie Financière Tradition SA and TP ICAP Group plc, compared to the prior year. These metrics included total consolidated revenue, year-to-date share price and market capitalization changes, cumulative one-, three-, and five-year total shareholder return, changes in margins, and other financial measures including financial results and metrics of certain businesses such as those categorized within Fenics, and growth in market share and penetration of certain of our businesses. Items noted during the Committee’s review included growth in our total consolidated revenue and cumulative total shareholder return in all cases as compared to peers in the relevant periods presented.

Performance data, including both financial and market data, is often reviewed by the Committee as presented by management and by the Advisor. As part of its compensation process, the Committee reviewed this peer data broadly and as part of its mix of factors, with no particular weighting toward any specific metric or other factor. Further, as discussed under “— Overview of Compensation and Processes,” while we use market data from peer companies as a reference point for evaluating our executive compensation program among other qualitative and quantitative factors, we do not benchmark against any specific compensation level or metric.

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

We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CME Group, Inc., Compagnie Financière Tradition SA, Evercore Inc., Houlihan Lokey, Inc., Interactive Brokers Group, Inc., Intercontinental Exchange, Inc., Lazard, Inc., LPL Financial Holdings Inc., MarketAxess Holdings, Inc., Nasdaq, Inc., Oppenheimer Holdings Inc., Piper Sandler Companies, Raymond James Financial, Inc., The Charles Schwab Corporation, Stifel Financial Corp., TP ICAP Group plc, Tradeweb Markets Inc. and Virtu Financial, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we have not traditionally engaged in benchmarking against a certain market percentile or otherwise, either individually or in the aggregate.

Base Salaries for 2025

Annual base salary rates for 2025 were established in January 2025 by our Compensation Committee for all of our executive officers in office at the time. In setting the base salary rates for 2025, the Committee considered the qualifications, experience and responsibilities of our executive officers. The base salary rates for 2025 were continued at $1,000,000 for Messrs. Howard Lutnick and Merkel, and $700,000 for Mr. Hauf, and increased to £750,000 (approximately $911,438 as of January 13, 2025) for Mr. Windeatt. Base salaries for Mr. Aubin and Mr. Abularrage were approved by the Compensation Committee on February 18, 2025 in connection with their respective employment agreements. Mr. Aubin’s base salary for 2025 was €705,000 (approximately $739,439 as of February 18, 2025) and Mr. Abularrage’s base salary for 2025 was $750,000. See “Executive Compensation — Employment Agreements and Deeds of Adherence.” After February 18, 2025, Mr. Howard Lutnick did not receive a salary.

Base Salaries for 2026

Annual base salary rates for 2026 were established in March 2026 by our Compensation Committee for all of our executive officers in office at the time. Base salary rates for 2026 were unchanged from 2025.

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

In addition, from time to time, our Compensation Committee may provide for target or guaranteed bonuses in employment or other agreements in order to attract and retain talented executives, or may grant ad hoc discretionary bonuses when an executive officer is not eligible to participate in the Incentive Plan award opportunities for that performance period or when it otherwise considers such bonuses to be appropriate. Such bonuses may also be paid in cash or in equity awards. Pursuant to the terms of the Abularrage Employment Agreement and the Abularrage Bonus Pool Letter, Mr. Abularrage receives a guaranteed annual bonus and participates in an incentive Bonus Pool (as defined below), in addition to being eligible to receive a bonus pursuant to the Incentive Plan. For further information, see “Executive Compensation — John Abularrage Agreements and 2025 Awards” and “Executive Compensation — Employment Agreements and Deed of Adherence — John Abularrage Agreements.”

Incentive Plan Bonus Goals for 2025

In April 2025, our Compensation Committee determined that Messrs. Merkel, Abularrage, Aubin, Windeatt and Hauf would be participating executives for 2025 in our Incentive Plan. In the case of our U.K.-based executive officer, Mr. Windeatt, the bonus award opportunities are governed by the Incentive Plan and administered by the Committee.

For 2025, the Compensation Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million) provided that (i) the Company achieved operating profits or Adjusted Earnings annually for 2025, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2024, (ii) the Company achieved improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2025 as compared to 2024 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2025, in each case calculated on substantially the same basis as in the Company’s 2024 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increased its market penetration for any product or business into any new market or geography in 2025 as compared to 2024, (iv) the Company increased its revenue for any product or business so as to achieve greater diversification of its existing businesses in 2025 as compared to 2024, (v) the Company achieved the successful execution in 2025 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (vi) the Company achieved in 2025 the strategic hire, retention or development of key personnel in competitive market conditions, or (vii) the Company achieved in 2025 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “Performance Goals”).

The Compensation Committee determined that the payment of any such bonus may be in the form of cash, shares of our Class A common stock, other equity awards permitted under our Equity Plan or otherwise. The Committee retained the right to reduce, in its sole and absolute discretion, the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives had been achieved.

Incentive Plan Bonuses Awarded for 2025

On March 4, 2026, having determined that the Performance Goals established in the second quarter of 2025 had been met for 2025, our Compensation Committee made awards to the participating executive officers for 2025 under our Incentive Plan. The equity awards were granted using a stock price of $9.63 and are designed to provide long-term incentives to promote the Company’s financial performance. In addition to short-term cash compensation awarded to the participating executives, the Committee awarded significant portions of the 2025 Incentive Plan awards to the participating executives in the form of RSUs (which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided the executive officer is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs) and RSUs-LLP (which are RSUs that have a three year cliff vesting and are specific to individuals that are members of the U.K. Partnership) in the case of Mr. Windeatt. By choosing to pay a portion of Messrs. Aubin’s, Abularrage’s, Windeatt’s, Hauf’s and Merkel’s award in equity, the Compensation Committee expects to incentivize our executive officers with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses. The approval and issuance of the equity awards was effective April 1, 2026.

In making its bonus determinations for 2025, our Compensation Committee considered various qualitative and quantitative compensation factors, including the Performance Goals, the retentive effect of the payment of appropriate compensation for each executive officer, and the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data. The impact of any of these measures during 2025 or beyond may materially impact the value of current and previous equity awards, thus aligning the interests of the executive officers with those of our stockholders. The Compensation Committee also considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. The Compensation Committee reviewed specific compensation data provided by the Advisor relating to compensation practices at other people-based and brokerage businesses. The Compensation Committee also reviewed data provided by the Advisor relating to compensation and monetization of other executives departing public companies for public service. The specific Incentive Plan awards to our executive officers were as follows:

●	Mr. Abularrage’s 2025 award consisted of an aggregate bonus of $1,750,000, in addition to a contractual award of $2,500,000 received under the Abularrage Employment Agreement (as defined below), and a contractual award of $4,650,000 under the Abularrage Bonus Pool Letter, collectively aggregating $8,900,000 of awards attributed by the Compensation Committee to 2025 for Mr. Abularrage. For his Incentive Plan award, $1,750,000 was paid (i) $347,500 in current cash compensation; and (ii) $1,402,500 in a long-term award of 145,639 RSUs. In exercising its discretion regarding the amount and form of this award, the Committee considered his new role as Co-CEO and responsibilities and duties, the Company’s financial performance, including the performance of FMX, internal data and external peer data, as well as his additional front-office and management responsibilities. The Committee also considered Mr. Abularrage’s contractual award under the Bonus Pool when determining the equity and cash split of his Incentive Plan award. For further information on Mr. Abularrage’s contractual awards, see “Executive Compensation — John Abularrage Agreements and 2025 Awards” and “Executive Compensation — Employment Agreements and Deed of Adherence — John Abularrage Agreements.”

●	Mr. Aubin’s 2025 award consisted of an aggregate bonus of €5,670,000 ($6,596,478 as of March 4, 2026) and was paid (i) €3,438,750 in current cash compensation; and (ii) €2,231,250 in a long-term award of 269,557 RSUs. In exercising its discretion regarding the amount and form of this award, the Committee considered his new role as Co-CEO and responsibilities and duties, the Company’s financial performance, internal data and external peer data, as well as his additional front-office and management responsibilities.

●	Mr. Windeatt’s 2025 award consisted of an aggregate bonus of £4,915,000 ($6,573,813 as of March 4, 2026) and was paid (i) £2,932,250 in current cash compensation; and (ii) £1,982,750 in a long-term award of 268,498 RSUs-LLP, granted after application of a 2.5% adjustment for the U.K. Partnership administration fee, and which vest April 1, 2029, provided he remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, and that U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable law. The RSUs-LLP reflect the revised design and terms of the U.K. Partnership structure generally based on current tax guidance. In exercising its discretion regarding the amount and form of this award, the Committee considered his new role as Co-CEO and responsibilities and duties including management of brokerage relationships and brokers, acquisitions and the Company’s financial performance, internal data and external peer data, as well as his additional front-office and management responsibilities.

●	Mr. Hauf’s 2025 award consisted of an aggregate bonus of $950,000 was paid (i) $537,500 in current cash compensation; and (ii) $412,500 in a long-term award of 42,835 RSUs. In exercising its discretion regarding the amount and form of this award, the Committee considered his strong efforts in managing the financial reporting function and participation in acquisitions and strategy.

●	Mr. Merkel’s 2025 award consisted of an aggregate bonus of $2,000,000 and was paid (i) $1,250,000 in cash compensation; and (ii) $750,000 in a long-term award of 77,882 RSUs. In exercising its discretion regarding the amount and form of this award, the Committee considered retention and his broad role in managing legal and regulatory issues during the year, his guidance on regulatory and other matters for new business initiatives and overall leadership on business, legal, personnel and regulatory matters in 2025, as well as his additional management responsibilities before and after Mr. Howard Lutnick’s departure.

For all compensation that relied upon converting U.S. dollars into U.K. pounds, the U.S. dollar to U.K. pound exchange rate on March 4, 2026, the date that our Compensation Committee approved the 2025 year-end compensation, was used, which was 1.3375 U.S. dollars to 1 U.K. pound. For all compensation that relied upon converting U.S. dollars into Euros, the Euro exchange rate on March 4, 2026, the date that our Compensation Committee approved the 2025 year-end compensation, was used, which was 1.1634 U.S. dollars to 1 Euro.

The Incentive Plan cash bonuses for Messrs. Abularrage, Aubin, Windeatt, Hauf, and Merkel as a percentage of the overall total compensation attributed to them by the Compensation Committee in Incentive Plan awards for 2025 was approximately 19.86% (62.05% if considering the cash portions of his Incentive Plan award and his contractual awards as a percentage of the total amounts awarded to Mr. Abularrage, excluding salary), 60.65%, 59.66%, 56.58%, and 62.50%, respectively.

Incentive Plan Bonus Goals for 2026

In April 2026, our Compensation Committee determined that Messrs. Merkel, Abularrage, Aubin, Windeatt and Hauf, our current executive officers, would be participating executives for 2026 in our Incentive Plan. For 2026, the Committee established performance criteria for all executive officers and determined that each individual would be eligible for the opportunity to be paid a bonus equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million) provided that (i) the Company achieves operating profits or Adjusted Earnings annually for 2026, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2025 (the “2025 earnings release”), (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2026 as compared to 2025 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2026, in each case calculated on substantially the same basis as in the Company’s 2025 earnings release and compared to the most recently available peer group information or other industry measures, (iii) the Company increases its market penetration for any product or business into any new market or geography in 2026 as compared to 2025, (iv) the Company increases its revenue for any product or business so as to achieve greater diversification of its existing businesses in 2026 as compared to 2025, (v) the Company achieves the successful execution in 2026 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (vi) the Company achieves in 2026 the strategic hire, retention or development of key personnel in competitive market conditions, (vii) the Company meaningfully engages in 2026 in automation initiatives, AI adoption and other appropriate technology efficiencies or progression, or (viii) the Company achieves in 2026 other strategic or significant performance as recognized by the Committee in its sole discretion (collectively, the “2026 Performance Goals”).

The 2026 Performance Goals, in each case, are expected to be reviewed by the Compensation Committee with no particular weighting toward any specific 2026 Performance Goal or other factor and are subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2026 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, or other equity awards permitted under our Equity Plan. To the extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate, as noted above, the cost of compensation awarded under any of the BGC Group Compensation Plans shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the 2026 Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee retains discretion to authorize bonuses and other awards, as well as other compensation, to the participating executives regardless of whether or not such bonuses or other compensation is tax deductible by the Company under tax law in effect at such time.

John Abularrage Employment Agreement Guaranteed Bonus and Bonus Pool Award

Pursuant to the terms of the Abularrage Employment Agreement, Mr. Abularrage receives a base salary of $750,000 per year and a guaranteed annual bonus of $2,500,000 (collectively, his “Guaranteed Compensation”). The Compensation Committee may determine in its discretion to award up to twenty-five percent (25%) of Mr. Abularrage’s annual Guaranteed Compensation in the form of an equity award of RSUs vesting in equal annual installments over five years.

As further described in “Executive Compensation—John Abularrage Employment Agreements—Abularrage Bonus Pool Letter,” Mr. Abularrage is eligible for an allocation of an incentive bonus pool (the “Bonus Pool”) relating to the profit before tax (“PBT”) of the businesses which Mr. Abularrage is responsible for, including certain businesses that have been acquired since January 1, 2025 less a funding charge, and subject to adjustment as determined by the Board. As described in the Abularrage Bonus Pool Letter, a baseline amount of $53,050,000 is reduced from the PBT of the applicable businesses, and to the extent the amount is greater than zero, Mr. Abularrage may receive a Bonus Pool award after applying the Bonus Pool Payout Rate, as defined in the Abularrage Bonus Pool Letter. In 2025, the total applicable PBT was $115,000,000, and after application of the Bonus Pool Payout Rate, Mr. Abularrage was entitled to receive 7.5% of that amount, resulting in a net Bonus Pool award amount of $4,650,000.

Mr. Abularrage received his Guaranteed Compensation for 2025 pursuant to the terms of the Abularrage Employment Agreement, and pursuant to the terms of the Abularrage Bonus Pool Letter, on March 4, 2026, the Compensation Committee (i) determined Mr. Abularrage’s Bonus Pool allocation for 2025 was $4,650,000 based upon the performance described above, for a total of $7,900,000 in contractual compensation, and (ii) pursuant to the terms of the Abularrage Employment Agreement and Abularrage Bonus Pool Letter, the Compensation Committee determined that 25% of Mr. Abularrage’s $7,900,000 contractual compensation would be paid in the form of a grant of 205,088 RSUs based on the stock price of $9.63, which was the closing price of our Class A common stock on March 4, 2026. The RSUs vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. Of the 205,088 RSUs granted to Mr. Abularrage, 84,372 RSUs ($812,500) were allocated to his guaranteed annual bonus and 120,716 RSUs ($1,162,500) were allocated to his participation in the incentive Bonus Pool.

For more information on the terms of the Abularrage Employment Agreement and the Abularrage Bonus Pool Letter, see “Executive Compensation — Employment Agreements and Deed of Adherence — John Abularrage Agreements.”

Transactions with and Modifications of Awards to Executive Officers

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

2025 Actions Regarding Outstanding Awards

On February 5, 2025, the Company accelerated the vesting of Mr. Howard Lutnick’s 1,304,864 RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A common stock. The Company withheld 721,590 shares for taxes at $9.38 per share and the remaining 583,274 shares were delivered to him. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee.

On July 30, 2025, the Company accelerated the vesting of 37,092 of Mr. Hauf’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of Class A common stock. The Company withheld 12,849 shares for taxes at $9.72 per share and the remaining amount of 24,243 shares were delivered to him. Additionally, on July 30, 2025, the Company accelerated the vesting of $125,000 of Mr. Hauf’s RSU Tax Accounts. The acceleration of the vesting of the RSUs and RSU Tax Account and the withholding of shares for taxes was approved by the Compensation Committee.

2024 Actions Regarding Outstanding Awards

On October 7, 2024, the Compensation Committee approved the redemption of 327,127 non-exchangeable Newmark Holdings LPUs and 30,285 non-exchangeable Newmark Holdings PLPUs with a determination amount of $278,258, held by Mr. Windeatt. In connection with this redemption, Mr. Windeatt received 271,362 shares of Newmark Class A common stock (239,428 Newmark Holdings LPUs multiplied by the then-current exchange ratio applicable for exchanges of Newmark Holdings LPUs into shares of Newmark Class A common stock) and a cash payment of $251,128 for (27,332 Newmark Holdings PLPUs). Mr. Windeatt’s remaining 31,700 of Newmark Holdings LPUs and 2,953 Newmark Holdings PLPUs, with a determination amount of $27,130, were redeemed for zero in connection with the administration fee of the U.K. Partnership of which Mr. Windeatt is a member.

2023 Actions Regarding Outstanding Awards

On May 18, 2023, all of Messrs. Merkel’s and Howard Lutnick’s BGC Holdings LPUs were redeemed or exchanged. See “— Compensation Actions Taken in Connection with the Corporate Conversion” and “— Former Standing Policy for Mr. Howard Lutnick” for a discussion of the treatment of partnership unit awards held by our executive officers in connection with the Corporate Conversion.

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

See “— Compensation Actions Taken in Connection with the Corporate Conversion” for discussion of the impact of the Corporate Conversion on awards held by our executive officers then in office.

On July 10, 2023, the Compensation Committee approved accelerating the vesting of 720,509 of the Company’s RSUs held by Mr. Windeatt (calculated based upon the closing price of the Company’s Class A common stock on July 10, 2023, which was $4.45) and the vesting of $780,333 of the RSU Tax Account held by Mr. Windeatt. Such RSUs and RSU Tax Account amount vested on July 12, 2023, and the total value of this transaction was approximately $3,986,600.

Former Standing Policy for Mr. Howard Lutnick

In December 2010, as amended in 2013 and in 2017, the BGC Partners Audit Committee and Compensation Committee approved a standing policy that gave Mr. Howard Lutnick the same right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of BGC Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards, and provided generally that Mr. Howard Lutnick would be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of partnership or equity awards. The description of the standing policy prior to the Corporate Conversion was generally consistent with the existing policy except that it included partnership units, which are no longer outstanding following the Corporate Conversion. Mr. Howard Lutnick historically elected to waive his right to participate in most such opportunities under the standing policy.

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

On May 18, 2023, Mr. Howard Lutnick also exchanged his then-remaining 520,380 exchangeable PSUs for 520,380 shares of Class A common stock. After deduction of applicable tax withholding through the surrender of shares of BGC Partners Class A common stock valued at $4.61 per share, Mr. Howard Lutnick received 232,610 net shares of Class A common stock. In addition, on May 18, 2023, Mr. Howard Lutnick’s then-remaining 1,474,930 non-exchangeable HDUs were redeemed for a cash capital account payment of $9,148,000, $2.1 million of which was paid by BGC Partners with the remainder paid by Newmark Group, Inc. As a result of the various transactions on May 18, 2023 described above, on May 18, 2023, Messrs. Howard Lutnick and Merkel no longer held any limited partnership units of BGC Holdings.

On July 1, 2023, in connection with the Corporate Conversion, the Board of Directors and Audit Committee of BGC Group approved the BGC Group standing policy, which provided Mr. Howard Lutnick the same rights, subject to certain conditions. As of February 18, 2025, the date that Mr. Howard Lutnick stepped down from his positions with the Company, Mr. Howard Lutnick no longer had awards for which he had previously waived monetization rights and for which he could have had future monetization rights pursuant to the standing policy.

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

Name and Position	Assumed RSUs (BGC Group Class A common stock)(2)		Assumed RSAs (BGC Group Class A common stock)(2)	Substitute RSUs (BGC Group Class A common stock)(3)		Substitute RSAs (BGC Group Class A common stock)(4)		Substitute Tax Account Awards (Cash) ($)(5)
Mr. Sean A. Windeatt, Co-Chief Executive Officer and Chief Operating Officer	—		—	930,547	(6)	398,439	(7)	$1,292,575	(8)
Mr. Stephen M. Merkel, Executive Vice President and General Counsel(1)	—		—	—		—		$—
Mr. Howard Lutnick, former Chairman of the Board and Chief Executive Officer(1)	—		—	—		—		$—
Mr. Jason W. Hauf, Chief Financial Officer	—		—	43,900	(9)	—		$156,249	(10)
Executive Group	—		—	974,447		398,439		$1,448,824
Non-Executive Director Group	62,193	(11)	—	—		—		$—
Non-Executive Officer Employee and Service Provider Group	12,224,374		4,982,463	46,830,010		38,211,794		$121,670,595
Total	12,286,567		4,982,463	47,804,457		38,610,233		$123,119,419

(1)	As a result of the May 18, 2023 redemption and exchange transactions described under “Compensation Discussion and Analysis — Former Standing Policy for Mr. Howard Lutnick,” all of the outstanding partnership units held by Messrs. Howard Lutnick and Merkel were redeemed on that date, and neither held any partnership units at the closing of the Corporate Conversion.

(2)	Assumed RSUs and RSAs consist of BGC Group Equity Plan awards relating to BGC Partners RSUs and RSAs that were outstanding immediately prior to closing of the Corporate Conversion. In each case, such assumed BGC Group RSUs and RSAs have the same terms and conditions as were applicable to the BGC Partners awards to which they relate.

(3)	Substitute RSUs consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings limited partnership units, including Grant Units, HD-Units, REUs, RPUs, PSUs, PSIs, PSEs, NPSU-CVs, and NPSUs, each as defined in the Corporate Conversion Agreement. The terms of the substitute RSUs vary depending upon the type of limited partnership unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(4)	Substitute RSAs consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings limited partnership units, including LPU-NEWs, LPUs, NLPU-CVs, NLPU-NEWs, NLPUs, PLPUs, and NPLPUs, each as defined in the Corporate Conversion Agreement. The terms of the substitute RSAs vary depending upon the type of limited partnership unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(5)	Substitute cash Tax Account awards consist of BGC Group Equity Plan awards that replaced certain non-exchangeable BGC Holdings Preferred Units, including PPSUs, PPSIs, PPSEs, PREUs, PRPUs, NPPSU-CVs, and NPPSUs, each as defined in the Corporate Conversion Agreement. The terms of the substitute cash Tax Account awards vary depending upon the type of Preferred Unit that they replaced, in accordance with the terms of the Corporate Conversion Agreement.

(6)	Consists of (i) 210,037 RSUs that will vest on July 1, 2033, provided that Mr. Windeatt remains employed through such vesting date, and contingent upon BGC Group and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs, and (ii) 720,509 RSUs that vested on July 12, 2023. See “Compensation Discussion and Analysis — 2023 Actions Regarding Outstanding Awards” for discussion of the accelerated vesting of these RSUs on July 12, 2023.

(7)	Consists of (i) 239,990 RSAs that vested on April 1, 2025, and (ii) 158,449 RSAs that vested on April 1, 2024.

(8)	These substitute cash Tax Account awards relate to the substitute RSUs described in footnote (6) and are settled for cash to cover withholding taxes paid when the related RSUs vest. See “Compensation Discussion and Analysis — 2023 Actions Regarding Outstanding Awards” for discussion of the accelerated vesting of certain of these substitute Tax Account awards on July 12, 2023.

(9)	Consists of (i) 6,808 RSUs which will vest on July 1, 2033, provided that Mr. Hauf remains employed through such vesting date, and contingent upon BGC Group and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs, and (ii) 37,092 RSUs which vested July 30, 2025. See “Compensation Discussion and Analysis — 2025 Actions Regarding Outstanding Awards” for discussion of the accelerated vesting of these RSUs on July 30, 2025.

(10)	These substitute cash Tax Account awards relate to the substitute RSUs described in footnote (9) and are settled for cash to cover withholding taxes paid when the related RSUs vest. See “Compensation Discussion and Analysis — 2025 Actions Regarding Outstanding Awards” for discussion of the accelerated vesting of certain of these substitute Tax Account awards on July 30, 2025.

(11)	Consists of assumed RSUs held by Dr. Bell and Messrs. Mbanefo and Richards.

Perquisites

Historically, from time to time, we have provided certain of our executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we do believe that they can be useful in attracting, motivating and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation and housing benefits, particularly for executives who live overseas and travel frequently to our other office locations. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for them in appropriate circumstances, and we may consider their use in the future. All present or future practices regarding executive officer perquisites will be subject to periodic review and approval by our Compensation Committee. Pursuant to the Aubin Employment Agreement (as defined below), Mr. Aubin receives a housing allowance of €240,000 per annum, and the usage of a company car. The other perquisites and other personal benefits, if any, provided to such executive officers generally have not had an aggregate incremental cost to us per individual that exceeds $10,000.

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

Consultancy Agreements

The U.K. Partnership has entered into a Consultancy Agreement with Mr. Windeatt and a Consultancy Contract with Mr. Aubin, which each provide for consulting fees beginning upon their respective separations from service. See “Executive Compensation — Employment Agreements and Deeds of Adherence — Sean A. Windeatt Agreements — Sean A. Windeatt Consultancy Agreement” and “— JP Aubin Agreements - Aubin Consultancy Agreement” for further information.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth herein with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included herein.

Dated: April 28, 2026

THE COMPENSATION COMMITTEE

Linda A. Bell, Chair
David P. Richards
Arthur U. Mbanefo
William Addas

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)(1)	(e) Equity Awards (Related to Prior Periods) ($)(2)(3)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(4)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)(5)	(j) Total ($)

John J. Abularrage,	2025	750,000	2,500,000	1,416,057	—	6,400,000	—	—	11,066,057
Co-Chief Executive Officer	2024	—	—	—	—	—	—	—	—
	2023	—	—	—	—	—	—	—	—

JP Aubin,	2025	820,197	—	673,772	—	6,596,478	—	320,296	8,410,743
Co-Chief Executive Officer(6)	2024	—	—	—	—	—	—	—	—
	2023	—	—	—	—	—	—	—	—

Sean A. Windeatt,	2025	1,003,125	460,000	—	—	6,573,813	—	—	8,036,938
Co-Chief Executive Officer(7)	2024	850,675	—	—	—	3,047,847	—	—	3,898,522
	2023	896,630	—	1,220,725	—	2,251,822	—	420,002	4,789,179

Jason W. Hauf,	2025	700,000	—	87,258	—	950,000	—	—	1,737,258
Chief Financial Officer	2024	700,000	—	—	—	750,000	—	—	1,450,000
	2023	700,000	—	—	—	650,000	—	—	1,350,000

Stephen M. Merkel,	2025	1,000,000	—	—	—	2,000,000	—	—	3,000,000
Executive Vice President	2024	1,000,000	—	—	—	1,750,000	—	—	2,750,000
and General Counsel	2023	1,000,000	—	—	—	1,300,000	—	—	2,300,000

Howard Lutnick,	2025	136,986	—	2,531,436	—	—	—	—	2,668,422
Former Chairman of the	2024	1,000,000	—	—	—	14,000,000	—	—	15,000,000
Board and Chief Executive Officer	2023	1,000,000	—	2,044,535	—	14,000,000	—	—	17,044,535

(1)	For Mr. Abularrage, the $2,500,000 in column (d) for 2025 represents the guaranteed bonus Mr. Abularrage received with respect to 2025 pursuant to the terms of the Abularrage Employment Agreement. The Compensation Committee of the Board determined that this amount was to be paid $1,687,500 in cash and $812,500 in the form of 84,372 RSUs, which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs, which were approved and issued effective as of April 1, 2026, in accordance with the terms of the Abularrage Employment Agreement. See “Employment Agreements and Deeds of Adherence — John Abularrage Agreements — Abularrage Employment Agreement.”

For Mr. Windeatt, the $460,000 in column (d) for 2025 represents a one-time allocation of profit in the sum of $460,000 awarded in connection with the execution of the 2025 Deed of Amendment, as defined below. See “Employment Agreements and Deeds of Adherence — Sean A. Windeatt Agreements.”

(2)	Column (e) does not include BGC Holdings units that have previously appeared in the Summary Compensation Table as compensation in prior years and were reflected in column (g) of the table for each of those prior years at their full notional dollar values, or the monetization thereof, including monetization through the issuance of RSUs or RSAs as substitute awards in the Corporate Conversion.

See “Compensation Discussion and Analysis — Former Standing Policy for Mr. Howard Lutnick,” “Compensation Discussion and Analysis — Compensation Actions Taken in Connection with the Corporate Conversion,” and “Compensation Discussion and Analysis — Transactions with and Modifications of Awards to Executive Officers” for a discussion of the monetization events relating to these previously reported units.

(3)	As required by SEC rules, the 2025 amount of $1,416,057 under column (e) for Mr. Abularrage represents the grant date fair value of 164,890 RSUs granted to Mr. Abularrage on April 1, 2025 in connection with Mr. Abularrage’s 2024 year-end bonus as determined prior to his appointment as Co-Chief Executive Officer. Including only the amounts attributed by the Compensation Committee to Mr. Abularrage’s 2025 compensation in the Summary Compensation Table would result in the amount of $9,650,000 being reported for Mr. Abularrage in 2025 under column (j).

As required by SEC rules, the 2025 amount of $673,772 under column (e) for Mr. Aubin represents the grant date fair value of 78,456 RSUs granted to Mr. Aubin on April 1, 2025 in connection with Mr. Aubin’s 2024 year-end bonus as determined prior to his appointment as Co-Chief Executive Officer. Including only the amounts attributed by the Compensation Committee to Mr. Aubin’s 2025 compensation in the Summary Compensation Table would result in the amount of $7,736,971 being reported for Mr. Aubin in 2025 under column (j).

The 2025 amounts of $87,258 and $2,531,436 under column (e) for Mr. Hauf and Mr. Howard Lutnick, respectively, represent the incremental value of the accelerated vesting on July 30, 2025 of 37,092 of Mr. Hauf’s RSUs and on February 5, 2025 of Mr. Howard Lutnick’s 1,304,864 RSUs. See “Compensation Discussion and Analysis — 2025 Actions Regarding Outstanding Awards” for more information.

The 2023 amount of $1,220,725 under column (e) for Mr. Windeatt represents the fair value of $1,218,494 of 275,055 RSUs issued to Mr. Windeatt on July 1, 2023 in connection with the Corporate Conversion and the incremental value of $2,231 in connection with their vesting on July 12, 2023. These RSUs were issued to Mr. Windeatt in exchange for certain long-term incentive awards in the form of former NLPUs granted to Mr. Windeatt in 2021, which were not previously included in column (g) at full notional value and converted into RSUs in connection with the Corporate Conversion. Column (e) does not include the other RSUs and/or RSAs issued to Messrs. Windeatt and Hauf in connection with the Corporate Conversion because they were issued in substitution of long-term incentive awards previously included in column (g) at full notional value. See “Compensation Discussion and Analysis — Compensation Actions Taken in Connection with the Corporate Conversion” for more information.

The 2023 amount of $2,044,535 under column (e) for Mr. Howard Lutnick represents the aggregate fair value of the redemption of 443,500 BGC Holdings PSUs for zero and the issuance of 443,500 shares of BGC Class A common stock at $4.61 per share as a result of the May 18, 2023 exercise of Mr. Howard Lutnick’s monetization rights under the standing policy. These 443,500 BGC Holdings PSUs were issued to Mr. Howard Lutnick in connection with the monetization of long-term incentive awards originally issued to Mr. Howard Lutnick in 2019 in the form of NPSUs, which were not previously included in column (g) at full notional value. They were included in the 11,332,727 BGC Holdings PSUs which were redeemed for zero and the 11,332,727 shares of BGC Class A common stock issued on May 18, 2023. The remaining 10,889,227 BGC Holdings PSUs which were redeemed had been issued to Mr. Howard Lutnick in connection with previous year-end compensation grants under the BGC Incentive Plan and were previously included under column (g) at full notional value for the applicable period. See “Compensation Discussion and Analysis — Former Standing Policy for Mr. Howard Lutnick” for more information on the standing policy.

(4)	The amounts in column (g) reflect the bonus awards to the named executive officers under our Incentive Plan. There is no right to receive equity-based compensation pursuant to an Incentive Plan award, but the Compensation Committee may and generally does pay such awards in a combination of cash and equity awards in its discretion. For Mr. Abularrage, column (g) also reflects amounts earned under the Abularrage Bonus Pool Letter, which similarly does not provide Mr. Abularrage with a right to receive equity-based compensation pursuant to its terms. The awards represented in column (g) for 2025 were approved on March 4, 2026. The approval and issuance of the equity portions of the awards are effective as of April 1, 2026, reflecting a stock price of $9.63 per share. The awards represented in column (g) for 2024 were approved on January 13, 2025. The approval and issuance of the equity portions of the awards are effective as of April 1, 2025, reflecting a stock price of $9.45 per share. The awards represented in column (g) for 2023 were approved on March 7, 2024 with additional adjustments to Mr. Merkel’s award approved on March 22, 2024. The approval and issuance of the equity portions of the awards were effective April 1, 2024, reflecting a stock price of $8.43 per share.

For 2025, Mr. Abularrage’s Incentive Plan bonus was $1,750,000 paid $347,500 in cash and $1,402,500 in a grant of 145,639 RSUs that vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. In addition, the Compensation Committee determined that Mr. Abularrage’s Bonus Pool bonus was $4,650,000 paid $3,487,500 in cash and $1,162,500 in a grant of 120,716 RSUs that vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs. See “Employment Agreements and Deeds of Adherence — John Abularrage Agreements — Abularrage Bonus Pool Letter.”

Mr. Aubin’s Incentive Plan bonus was $6,596,478 (€5,670,000) paid $4,000,642 (€3,438,750) in cash and a total of $2,595,836 (€2,231,250) in a grant of 269,557 RSUs that vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Windeatt’s Incentive Plan bonus was $6,573,812 (£4,915,000) paid $3,921,884 (£2,932,250) in cash and a total of $2,651,928 (£1,982,750) in a grant of 268,498 RSUs-LLP (after application of a 2.5% adjustment for the U.K. Partnership administration fee) that vest on April 1, 2029 provided that, (a) he remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, (b) the U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws, and (c) BGC and its affiliates generate at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Hauf’s Incentive Plan bonus was $950,000 paid $537,500 in cash and $412,500 in a grant of 42,835 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Merkel’s Incentive Plan bonus was $2,000,000 paid $1,250,000 in cash and $750,000 in a grant of 77,882 RSUs that vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

For 2024, Mr. Windeatt’s Incentive Plan bonus was $3,047,847 (£2,508,000) paid $2,339,356 (£1,925,000) in cash and a total of $708,491 (£583,000) in a grant of 73,098 RSUs-LLP (after application of a 2.5% adjustment for the U.K. Partnership administration fee) which vest on April 1, 2028 provided that, (a) he remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, (b) the U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws, and (c) BGC and its affiliates generate at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Hauf’s Incentive Plan bonus was $750,000 paid $387,500 in cash and $362,500 in a grant of 38,360 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Merkel’s Incentive Plan bonus was $1,750,000 paid $1,062,500 in cash and $687,500 in a grant of 72,751 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Howard Lutnick’s Incentive Plan bonus was $14,000,000 paid in cash.

For 2023, Mr. Windeatt’s Incentive Plan bonus was $2,251,822 (£1,758,000) paid $640,450 (£500,000) in cash and a total of $1,611,372 (£1,258,000) in two grants of RSUs and RSUs-LLP as follows: (i) 60,095 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs; and (ii) 131,053 RSUs-LLP which vest on April 1, 2027, provided that (a) he still remains a member in good standing of the U.K. Partnership on the vesting date and has complied at all times with his then-current Deed of Adherence with the U.K. Partnership and all other agreements with BGC and its affiliates, (b) the U.K. Partnership senior management has reasonably determined that he has at all times satisfactorily performed his duties for the U.K. Partnership, taking into account, inter alia, as applicable, his performance evaluation(s) and adherence to regulatory obligations, compliance requirements, and applicable laws, and (c) BGC and its affiliates generate at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Hauf’s Incentive Plan bonus was $650,000 paid $312,500 in cash and $337,500 in a grant of 40,036 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Merkel’s Incentive Plan bonus was $1,300,000 paid $650,000 in cash and $650,000 in a grant of 77,106 RSUs which vest ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he is substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

Mr. Howard Lutnick’s Incentive Plan bonus was $14,000,000 paid $3,000,000 in cash and $11,000,000 in a grant of 1,304,864 RSUs which would have vested ratably on each of the first (1st) through fifth (5th) anniversaries of the grant date provided he was substantially providing services to BGC on each vesting date, and contingent upon BGC and its affiliates generating at least $5 million in revenue for the quarter in which the vesting occurs.

(5)	Mr. Aubin receives the use of a car and housing allowance under the terms of his employment agreement. Such personal benefits had an aggregate incremental cost of approximately $320,296 in 2025, of which (i) $41,080 was for Mr. Aubin’s car allowance, which was 32,009 Swiss Francs, based upon the Swiss Franc exchange rate on March 4, 2026, the date that our Compensation Committee approved the 2025 year-end compensation, which was 1.2834 U.S. dollars to 1 Swiss Franc, and (ii) $279,216 was for his housing allowance, based upon €240,000 based upon the Euro exchange rate on March 4, 2026, the date that our Compensation Committee approved the 2025 year-end compensation, which was 1.1634 U.S. dollars to 1 Euro. The aggregate incremental cost to the Company of providing Mr. Aubin’s housing allowance is based on the actual cost of the lease, up to the cap of housing allowance for the fiscal year. The aggregate incremental cost to the Company of providing Mr. Aubin’s car allowance is based on the actual cost of the lease for the fiscal year.

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

(6)	For 2025, Mr. Aubin’s base salary was €705,000 and the $820,197 base salary reflected in the table was calculated using an exchange rate of 1.1634 which was the exchange rate in effect as of March 4, 2026.

(7)	For 2025, Mr. Windeatt’s base salary was £750,000 and the $1,003,125 base salary reflected in the table was calculated using an exchange rate of 1.3375 U.S. dollars to 1 U.K. pound which was the exchange rate in effect as of March 4, 2026. For 2024, Mr. Windeatt’s base salary was £700,000 and the $850,675 base salary reflected in the table was calculated using an exchange rate of 1.21525 which was the exchange rate in effect as of January 13, 2025. For 2023, Mr. Windeatt’s base salary was £700,000 and the $896,630 base salary reflected in the table was calculated using an exchange rate of 1.2809 which was the exchange rate in effect as of March 7, 2024.

The amounts reflected in column (g) for Mr. Windeatt exclude (i) $354,853 (£292,000) that the Compensation Committee attributed to compensation year 2024 when determining Mr. Windeatt’s compensation and (ii) $374,023 (£292,000) that the Compensation Committee attributed to compensation year 2023 when determining Mr. Windeatt’s compensation. Effective January 1, 2021, the Compensation Committee awarded 458,425 NLPUs and 246,844 NPLPUs to Mr. Windeatt, with the expectation of attributing twenty percent (20%) of such award, valued at £292,000, to compensation for each of 2020, 2021, 2022, 2023 and 2024. The NLPUs and NPLPUs were converted into RSUs and RSU Tax Accounts in the Corporate Conversion, and the RSUs that did not relate to awards previously reported in column (g) (RSUs that Mr. Windeatt received in substitution of NLPUs that the Compensation Committee attributed to compensation for fiscal years 2023 and 2024) are included in column (e) for 2023.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2025:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)	Units (#)(2)	Options (#)	Awards ($/Sh)	Awards ($)(2)
John J. Abularrage	—	—	—	25,000,000	—	—	—	—	—	—	—
	—	—	—	11,750,000	—	—	—	—	—	—	—
	4/1/25	—	—	—	—	—	—	164,890	—	—	1,416,057

JP Aubin	—	—	—	25,000,000	—	—	—	—	—	—	—
	4/1/25	—	—	—	—	—	—	78,456	—	—	673,772

Sean A. Windeatt	—	—	—	25,000,000	—	—	—	—	—	—	—

Jason W. Hauf	—	—	—	25,000,000	—	—	—	—	—	—	—
	6/30/25	—	—	—	—	—	—	37,092	—	—	87,258

Stephen M. Merkel	—	—	—	25,000,000	—	—	—	—	—	—	—

Howard W. Lutnick (former Chairman of the Board and Chief Executive Officer)	2/5/25	—	—	—	—	—	—	1,304,864	—	—	2,531,436

(1)	The amounts in column (e) reflect the maximum possible individual payment under our Incentive Plan and Mr. Abularrage’s Bonus Pool Letter. During 2025, there were no specific minimum and target levels under the Incentive Plan or Mr. Abularrage’s Bonus Pool Letter. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2025, and our Compensation Committee retained negative discretion to award less than this amount. Mr. Abularrage’s Bonus Pool Letter provides for maximum Total Contractual Compensation (the total gross value of any contractual compensation-related amounts that are attributed to Mr. Abularrage with respect to the applicable calendar year, inclusive of payments pursuant to the Abularrage Bonus Pool Letter and the Abularrage Employment Agreement) of $15 million. As the Abularrage Employment Agreement provided for a combined annual salary and guaranteed bonus of $3.25 million attributable to 2025, the maximum contractual compensation that Mr. Abularrage could receive under the Bonus Pool Letter in relation to 2025 was $11.75 million.

Actual amounts paid and the form of payment made to each named executive officer for 2025 are set forth in footnote (4) to column (g) of the Summary Compensation Table and in the table of Outstanding Awards at Fiscal Year End.

Mr. Howard Lutnick previously served as Chairman and Chief Executive Officer until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. As a result, he was not a participating executive for the Incentive Plan for 2025 because he stepped down before the Compensation Committee designated the participating executives for the Incentive Plan for 2025.

(2)	For Messrs. Abularrage and Aubin, the grant date fair values of the 164,890 RSUs and 78,456 RSUs that they each received on April 1, 2025 in connection with their 2024 year-end bonuses, which amounts and forms of payment were determined prior to their appointments as Co-Chief Executive Officers, were $1,416,057 and $673,772, respectively.

Refer to footnote (3) to column (e) to the Summary Compensation Table for more information regarding these transactions, and to footnote (1) to column (d) to the Summary Compensation Table for information regarding the portion of Mr. Abularrage’s guaranteed bonus for 2025 that the Compensation Committee determined to pay partially in the form of RSUs in 2026.

For Mr. Hauf, $87,258 represents the incremental value of the modification of 37,092 of his RSUs to accelerate their vesting from July 1, 2033 to July 30, 2025, and for Mr. Howard Lutnick, $2,531,436 represents the incremental value of the modification of his 1,304,864 RSUs to accelerate their vesting from vesting ratably on each of April 1, 2025, 2026, 2027, 2028 and 2029 to February 5, 2025.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2025. The following table shows all equity awards for services to the registrant held or deemed to be held by each of the named executive officers as of December 31, 2025:

	Option Awards				Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ (#)	(c) Number of Securities Underlying Unexercised Options/ (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares of Stock That Have Not Vested (#)(1)	(h) Market Value of Shares of Stock That Have Not Vested(2)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, or Other Rights That Have Not Vested ($)
John J. Abularrage	—	—	—	—	—	11,009	$98,310	—	—
	—	—	—	—	—	108,481	$968,735	—	—
	—	—	—	—	—	124,334	$1,110,303	—	—
	—	—	—	—	—	164,890	$1,472,468	—	—
	—	—	—	—	—	350,727	$3,131,992	—	—
Total						759,441	$6,781,808
JP Aubin	—	—	—	—	—	349,158	$3,117,981	—	—
	—	—	—	—	—	151,565	$1,353,475	—	—
	—	—	—	—	—	54,704	$488,507	—	—
	—	—	—	—	—	78,456	$700,612	—	—
	—	—	—	—	—	269,557	$2,407,144	—	—
Total						903,440	$8,067,719
Sean A. Windeatt	—	—	—	—	—	210,037	$1,875,630	—	—
	—	—	—	—	—	48,076	$429,319	—	—
	—	—	—	—	—	131,053	$1,170,303	—	—
	—	—	—	—	—	73,098	$652,765	—	—
	—	—	—	—	—	268,498	$2,397,687	—	—
Total						730,762	$6,525,705
Jason Hauf	—	—	—	—	—	32,028	$286,010	—	—
	—	—	—	—	—	6,808	$60,795	—	—
	—	—	—	—	—	38,360	$342,544	—	—
	—	—	—	—	—	42,835	$382,517	—
Total						120,031	$1,071,877
Stephen M. Merkel	—	—	—	—	—	61,684	$550,838	—	—
	—	—	—	—	—	72,751	$649,666	—	—
	—	—	—	—	—	77,882	$695,486	—	—
Total						212,317	$1,895,991
Howard W. Lutnick (former Chairman of the Board and Chief Executive Officer)	—	—	—	—	—	—	—	—	—

(1)	The numbers in column (g) represent the following:

For Mr. Abularrage: (1) 11,009 RSUs granted to Mr. Abularrage effective as of April 1, 2022 which vested on March 15, 2026; (2) 108,481 RSUs granted to Mr. Abularrage effective as of April 1, 2023, which will vest on March 15, 2027; (3) 124,334 RSUs granted to Mr. Abularrage effective as of July 1, 2024, of which 31,084 RSUs vested on March 15, 2026, and the remainder will vest ratably on each of March 15, 2027, 2028 and 2029; (4) 164,890 RSUs granted to Mr. Abularrage effective as of April 1, 2025, of which 32,978 RSUs vested on March 15, 2026, and the remainder will vest ratably on each of March 15, 2027, 2028, 2029, and 2030; and (5) an aggregate of 350,727 RSUs, composed of (i)(a) 145,639 RSUs granted to Mr. Abularrage as part of with his Incentive Plan award for performance in 2025 and (b) 120,716 RSUs granted to Mr. Abularrage as part of his Bonus Pool award under the Abularrage Bonus Pool Letter, both as and with the vesting schedule described in footnote (4) to the Summary Compensation Table, and (ii) 84,372 RSUs granted to Mr. Abularrage as part of contractual bonus pursuant to the Abularrage Employment Agreement, each as and with the vesting schedule described in footnote (1) to the Summary Compensation Table, each of which were approved by the Compensation Committee on March 4, 2026 with such approval and issuance of the RSUs effective as of April 1, 2026.

For Mr. Aubin: (1) 349,158 RSUs issued to Mr. Aubin in connection with the Corporate Conversion related to the conversion of the units of BGC Holdings held by Mr. Aubin immediately prior to the Corporate Conversion, which will vest on July 1, 2033; (2) 151,565 RSUs issued to Mr. Aubin in connection with the Corporate Conversion related to the conversion of the units of BGC Holdings held by Mr. Aubin immediately prior to the Corporate Conversion, which will vest ratably over a period of four (4) years following the termination of Mr. Aubin’s employment with the Company; (3) 54,704 RSUs granted to Mr. Aubin effective as of April 1, 2024, of which 13,676 RSUs vested on March 15, 2026 and the remainder will vest ratably on March 15, 2027, 2028 and 2029; (4) 78,456 RSUs granted to Mr. Aubin effective as of April 1, 2025, of which 15,692 vested on March 15, 2026, and the remainder will vest ratably on each of March 15, 2027, 2028, 2029, and 2030; and (5) 269,557 RSUs granted to Mr. Aubin as part of his Incentive Plan award for performance in 2025, as and with the vesting schedule described in footnote (4) to the Summary Compensation Table, which was approved by the Compensation Committee on March 4, 2026, with such approval and issuance of the RSUs effective as of April 1, 2026.

For Mr. Windeatt: (1) 210,037 RSUs issued to Mr. Windeatt in connection with the Corporate Conversion related to the conversion of certain former units of BGC Holdings held by Mr. Windeatt immediately prior to the Corporate Conversion, which will vest on July 1, 2033; (2)(a) 48,076 RSUs of which 12,019 RSUs vested on April 1, 2026, and the remainder will vest ratably on each of April 1, 2027, 2028 and 2029 and (b) 131,053 RSUs-LLP which vest on April 1, 2027, in each case granted to Mr. Windeatt in connection his award under the Incentive Plan for performance in 2023 which was approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs and RSUs-LLP effective April 1, 2024; (3) 73,098 RSUs-LLP granted to Mr. Windeatt as part of his Incentive Plan award for performance in 2024 which was approved by the Compensation Committee on January 13, 2025, with such approval and issuance of the RSUs effective as of April 1, 2025, and which will vest on April 1, 2028; and (4) 268,498 RSUs-LLP granted to Mr. Windeatt as part of his Incentive Plan award for performance in 2025, as and with the vesting schedule described in footnote (4) to the Summary Compensation Table, which was approved by the Compensation Committee on March 4, 2026, with such approval and issuance of the RSUs effective as of April 1, 2026.

For Mr. Hauf: (1) 32,028 RSUs granted to Mr. Hauf as part of his Incentive Plan award for performance in 2023 which was approved by the Compensation Committee on March 7, 2024, with such approval and issuance of the RSUs effective April 1, 2024, of which 8,008 RSUs vested on April 1, 2026, and the remainder will vest ratably on each of April 1, 2027, 2028 and 2029; (2) 6,808 RSUs issued to Mr. Hauf in connection with the Corporate Conversion related to the conversion of the units of BGC Holdings held by Mr. Hauf immediately prior to the Corporate Conversion, and which vest on July 1, 2033; (3) 38,360 RSUs granted to Mr. Hauf as part of his Incentive Plan award for performance in 2024 which was approved by the Compensation Committee on January 13, 2025, with such approval and issuance of the RSUs effective as of April 1, 2025, of which 7,672 RSUs vested on April 1, 2026 and the remainder will vest ratably on April 1, 2027, 2028, 2029 and 2030; and (4) 42,835 RSUs granted to Mr. Hauf as part of his Incentive Plan award for performance in 2025, as and with the vesting schedule described in footnote (4) to the Summary Compensation Table, which was approved by the Compensation Committee on March 4, 2026, with such approval and issuance of the RSUs effective as of April 1, 2026.

For Mr. Merkel: (1) 61,684 RSUs granted to Mr. Merkel in connection with the 2023 Incentive Plan award which was approved by the Compensation Committee on March 7, 2024 with additional adjustments approved by the Compensation Committee on March 22, 2024, and with such approval and issuance of the RSUs effective April 1, 2024, of which 15,422 RSUs vested on April 1, 2026, and the remainder will vest ratably on each of April 1, 2027, 2028 and 2029; (2) 72,751 RSUs granted to Mr. Merkel as part of his Incentive Plan award for performance in 2024, which was approved by the Compensation Committee on January 13, 2025, with such approval and issuance of the RSUs effective as of April 1, 2025, of which 14,551 vested on April 1, 2026, and the remainder will vest ratably on each of April 1, 2027, 2028, 2029 and 2030; and (3) 77,882 RSUs granted to Mr. Merkel as part of his Incentive Plan award for performance in 2025, as and with the vesting schedule described in footnote (4) to the Summary Compensation Table, which was approved by the Compensation Committee on March 4, 2026, with such approval and issuance of the RSUs effective as of April 1, 2026.

Vesting on the dates described above is subject in each case to the terms of the applicable award.

(2)	Values presented in this column are based on the closing price of a share of our Class A common stock of $8.93 on December 31, 2025.

Option Exercises and Stock Vested

During 2025, BGC had no outstanding stock options and no options were exercised by any of the named executive officers. During 2025, certain RSAs and RSUs held by Mr. Windeatt and RSUs held by Messrs. Abularrage, Aubin, Hauf, Merkel and Howard Lutnick vested, as detailed in the following table:

	Option Awards		Stock Awards
(a) Name	(b) Number of shares acquired on exercise	(c) Value realized on exercise ($)	(d) Number of shares acquired on vesting	(e) Value realized on vesting ($)(1)
John J. Abularrage	—	—	31,084	$290,746
JP Aubin	—	—	582,779	$5,477,576
Sean A. Windeatt	—	—	252,009	$2,323,523
Jason Hauf	—	—	45,100	$434,368
Stephen M. Merkel	—	—	15,422	$142,191
Howard Lutnick (former Chief Executive Officer and Chairman)	—	—	1,304,864	$12,239,624

(1)	Represents the fair market value of Mr. Abularrage’s 31,084 shares of Class A common stock that vested on January 16, 2025 calculated based upon the closing price of the Company’s Class A common stock on January 16, 2025, which was $9.36.

Represents the fair market value of Mr. Aubin’s (i) 569,103 shares of Class A common stock that vested on January 15, 2025 calculated based upon the closing price of the Company’s Class A common stock on January 15, 2025, which was $9.40, and (ii) 13,676 shares of Class A common stock that vested on January 16, 2025 calculated based upon the closing price of the Company’s Class A common stock on January 16, 2025, which was $9.36.

Represents the fair market value of Mr. Windeatt’s 252,009 shares of Class A common stock that vested on April 1, 2025 calculated based upon the closing price of the Company’s Class A common stock on April 1, 2025, which was $9.22.

Represents the aggregate fair market value of Mr. Hauf’s (i) 8,008 shares of Class A common stock that vested on April 1, 2025 calculated based upon the closing price of the Company’s Class A common stock on April 1, 2025, which was $9.22, and (ii) 37,092 shares of Class A common stock that vested on July 30, 2025 calculated based upon the closing price of the Company’s Class A common stock on July 30, 2025, which was $9.72.

Represents the fair market value of Mr. Merkel’s 15,422 shares of Class A common stock that vested on April 1, 2025 calculated based upon the closing price of the Company’s Class A common stock on April 1, 2025, which was $9.22.

Represents the fair market value of Mr. Howard Lutnick’s 1,304,864 shares of Class A common stock that vested on an accelerated basis on February 5, 2025, calculated based upon the closing price of the Company’s Class A common stock on February 5, 2025, which was $9.38.

Potential Payments upon Termination or Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below if a termination and/or a Change in Control (as defined in each respective agreement) occurred and the specified event had occurred on December 31, 2025 under their change in control and other agreements, described below, in effect on December 31, 2025. The amounts are determined, where applicable, using the $8.93 closing market price of our Class A common stock as of December 31, 2025 in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law. Terms used below are as defined in the applicable agreement.

The following table excludes information relating to Mr. Howard Lutnick who previously served as Chief Executive Officer until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. Mr. Howard Lutnick was not entitled to any payments or benefits in connection with his stepping down and the termination of his employment.

Name	Base Salary ($)	Non-Compete Payment ($)(6)	Bonus ($)	Vesting of Equity Compensation ($)(2)	Consultancy Fees ($)(3)	Welfare Benefit Continuation ($)	Tax Gross-Up Payment ($)(4)	Total ($)

John Abularrage(1)
Termination of employment due to death	—	—	2,500,000	3,649,816	—	—	—	6,149,816
Termination of employment for Cause	—	750,000	—	—	—	—	—	750,000
Termination of employment due to disability	—	750,000	—	—	—	—	—	750,000
Termination of employment without Cause (and not due to death or disability)	—	6,000,000	—	—	—	—	—	6,000,000

JP Aubin
Termination of employment	—	—	—	—	349,020	—	—	349,020

Stephen M. Merkel
Termination of employment by Mr. Merkel in connection with a Change in Control	2,000,000	—	4,000,000	1,200,504	—	145,371	—	7,345,875
Continuation of employment in connection with a Change in Control	1,000,000	—	2,000,000	1,200,504	—	145,371	—	4,345,875
Termination of employment by the Company within three years of a Change in Control	1,000,000	—	2,000,000	1,200,504	—	145,371	—	4,345,875

Sean A. Windeatt(5)
Termination of employment in connection with a Change in Control	2,006,250	—	13,147,626	4,640,260	267,500	19,504	—	20,081,140
Continuation of employment in connection with a Change in Control	1,003,125	—	6,573,813	4,640,260	—	—	—	12,217,198
Termination of employment	—	—	—	—	267,500	—	—	267,500

(1)	Upon a termination of Mr. Abularrage due to death, all Mr. Abularrage’s RSUs would have vested.

At December 31, 2025, Mr. Abularrage held 408,714 RSUs which had a value of $3,649,816 based on the closing price of the BGC Class A common stock of $8.93 on December 31, 2025.

(2)	At December 31, 2025, immediately prior to a Change in Control of the Company, with respect to Mr. Merkel, and upon a Change in Control in the Company, with respect to Mr. Windeatt, unless otherwise provided in the applicable award agreement, all stock options, RSUs, and other awards based on shares of the Company’s Class A common stock, as well as any associated RSU Tax Accounts would have vested in full and become immediately exercisable, as applicable.

At December 31, 2025, Mr. Merkel held 134,435 RSUs which had a value of $1,200,505 based on the closing price of the BGC Class A common stock of $8.93 on December 31, 2025.

At December 31, 2025, Mr. Windeatt held (i) 131,053 RSU-LLPs, (ii) 331,211 RSUs and (iii) $512,242 in RSU Tax Accounts. Based on the closing price of the BGC Class A common stock of $8.93 on December 31, 2025, the aggregate value of the shares and cash underlying such grants for Mr. Windeatt was $4,640,259.

(3)	Mr. Windeatt is entitled to receive consulting fees in the event of a termination of his membership in the U.K. Partnership as described below. The $267,500 of consulting fees reflected in the table were calculated using an exchange rate of 1.3375 U.S. dollars to 1 U.K. pound, the exchange rate in effect as of March 4, 2026.

Mr. Aubin is entitled to receive consulting fees in the event of a termination of his employment pursuant to the Aubin Consultancy Agreement as described below. The $349,020 of consulting fees reflected in the table above were calculated using an exchange rate of 1.1634 U.S. dollars to 1 Euro which was the exchange rate in effect as of March 4, 2026.

(4)	Mr. Merkel is entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding equity awards as stated in footnote (1). There would be no tax-gross up payment due to Mr. Merkel upon either a termination of employment, or upon an extension of employment, in connection with a change in control when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2025.

(5)	For 2025, Mr. Windeatt received £750,000 in salary and his bonus was £4,915,000. The $1,003,125 salary and $6,573,813 bonus reflected in the table were calculated using an exchange rate of 1.3375 U.S. dollars to 1 U.K. pound, the exchange rate in effect as of March 4, 2026. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control as described below, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control.

(6)	For purposes of this table, the information presumes the maximum amount of non-compete payments that may be paid to the individual. However, the underlying contractual documents allow the Company to release the employee from the non-compete obligations and therefore cease the associated non-compete payment at the Company’s discretion.

Change in Control Agreement with Mr. Merkel

On August 3, 2011, Mr. Merkel entered into an amended and restated Change in Control Agreement with us, which we refer to as the “Change in Control Agreement,” providing that, upon a change in control, all stock options, RSUs, restricted stock, and other awards based on shares of Class A common stock held by him immediately prior to such change in control shall vest in full and become immediately exercisable, and all limited partnership units in BGC Holdings shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of Class A common stock. The amended and restated Change in Control Agreement also clarifies the provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable.

Under the Change in Control Agreement, if a change in control of the Company occurs (which will occur in the event that Cantor or one of its affiliates ceases to have a controlling interest in us) and Mr. Merkel elects to terminate his employment with us, he will receive in a lump sum in cash an amount equal to two times his annual base salary and the annual bonus paid or payable by us for the most recently completed year, including any bonus or portion thereof that has been deferred, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Merkel becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Merkel does not so elect to terminate his employment with us, he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, Mr. Merkel’s employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and the annual bonus paid or payable for the most recently completed fiscal year, including any bonus or portion thereof that has been deferred. The Change in Control Agreement further provides for certain tax gross-up payments, provides that Mr. Merkel has no duty to mitigate amounts due by seeking other employment and provides for payment of legal fees and expenses as a result of any dispute with respect to the Change in Control Agreement. The Change in Control Agreement further provides for indemnification of Mr. Merkel in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, Mr. Merkel will be paid only his accrued salary to the date of death, disability, or termination. The Change in Control Agreement is terminable by the Company upon two years’ advance notice.

Following the Corporate Conversion, the Change in Control Agreement BGC Partners had entered into with Mr. Merkel was assumed by BGC Group, with such modifications thereto as were necessary to reflect the Corporate Conversion (but not with any changes to the benefits provided thereunder).

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

Sean A. Windeatt Agreements

On December 31, 2012, Mr. Windeatt executed a deed of adherence as a member of the U.K. Partnership (the “Deed”), which was amended and restated in 2014 and further amended in 2017 and 2020. On July 12, 2023, Mr. Windeatt executed a further amendment (the “2023 Deed of Amendment”) to the Deed, which extended his membership in the U.K. Partnership from September 30, 2025 to December 31, 2028 (the “Initial Period”). The 2023 Deed of Amendment states that Mr. Windeatt may (i) not compete with the U.K. Partnership or its affiliates or solicit clients or counterparties of the U.K. Partnership or any affiliate for 24 months after his termination, and (ii) not solicit members or employees of the U.K. Partnership or any affiliate to leave their employment of or to discontinue the supply of his or her services to the U.K. Partnership or any affiliate for 24 months after his termination.

In the event of a change of control of the U.K. Partnership (which will occur if the Company is no longer controlled by Cantor or a person or entity controlled by, controlling or under common control with Cantor), the individual or entity that acquires control would have the option to either extend the term of Mr. Windeatt’s membership in the U.K. Partnership for a period of three years from the date the change of control took effect (if the remaining term of the Deed at the time of the change of control is less than three years), or to terminate Mr. Windeatt’s membership. If the membership period is extended, Mr. Windeatt will be entitled to receive an amount equal to his aggregate profit allocation for the most recent full 12-month financial period (£750,000 in salary and any bonus paid) in addition to any other allocation that Mr. Windeatt would have been entitled to under the Deed. In addition, in the event that Mr. Windeatt remains a member in the U.K. Partnership on the second anniversary of the change of control (unless he is not engaged on such date solely as a result of termination by the continuing company under circumstances that constitute a fundamental breach of contract by it) and has not materially breached the Deed, Mr. Windeatt will receive an additional payment equal to the payment he received at the time of the change of control. If Mr. Windeatt’s membership is terminated, he is entitled to receive two times his aggregate profit allocation under the Deed for the most recent full financial period in full and final settlement of all claims.

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

Pursuant to the 2025 Deed of Amendment, Mr. Windeatt was entitled to an increase in drawings from an aggregate amount of £700,000 per year (£58,333 per month) to an aggregate amount of £750,000 per year (£62,500 per month) effective January 1, 2025, which shall be reviewed by the Compensation Committee annually. Additionally, in connection with the execution of the 2025 Deed of Amendment, Mr. Windeatt was awarded a one-time allocation of profit in the sum of $460,000 (less applicable income tax deductions and insurance contributions).

The 2025 Deed of Amendment extends Mr. Windeatt’s employee non-solicitation provision duration to thirty-six (36) months. All other terms and conditions of Mr. Windeatt’s membership in the U.K. Partnership were unaffected by the 2025 Deed of Amendment.

Windeatt Consultancy Agreement

In addition, the Compensation Committee approved a separate consultancy agreement between Mr. Windeatt and the U.K. Partnership dated February 24, 2017, as amended November 5, 2020, under which Mr. Windeatt will be paid a fee of £8,333.33 per month (£100,000 per year) for his services, commencing upon the termination of his membership in the U.K. Partnership until the earlier of two years following such termination or such time as the U.K. Partnership chooses to terminate the engagement (as amended, the “Windeatt Consultancy Agreement”). The Windeatt Consultancy Agreement subjects Mr. Windeatt to restrictive covenants on substantially the same terms as set forth in the Windeatt Deed.

John Abularrage Agreements

Abularrage Employment Agreement

On February 18, 2025, BGC Financial, L.P. (“BGCF”) entered into an amended and restated employment agreement with John J. Abularrage, effective as of February 18, 2025 (the “Abularrage Employment Agreement”). Pursuant to the terms of the Abularrage Employment Agreement, Mr. Abularrage will receive a base salary of $750,000 (“Base Salary”) per year and an annual bonus of $2,500,000 (with the Base Salary, the “Guaranteed Compensation”) provided that Mr. Abularrage remains in Good Standing (as defined in the Abularrage Employment Agreement). The Board may determine in its discretion to award up to twenty-five percent (25%) of Mr. Abularrage’s annual Guaranteed Compensation in the form of an equity award of RSUs vesting in equal annual installments over five years.

The Abularrage Employment Agreement provides for a term through at least December 31, 2034 (the “Abularrage Employment Term”) except the Company may terminate the Abularrage Employment Term earlier than the expiration of the Abularrage Employment Term by written notice (i) in the case of disability, or (ii) for Cause (as each term is defined therein). Mr. Abularrage shall remain an employee of the Company after the expiration of the Abularrage Employment Term except if either party provides at least thirty-six (36) months’ written notice (the “Termination Notice”). If the Abularrage Employment Term is terminated via the Termination Notice, any of Mr. Abularrage’s RSUs granted under the Abularrage Employment Agreement shall continue to vest for a period of one (1) year following the termination of the Abularrage Employment Term, or two (2) years following the termination of the Abularrage Employment Term if Mr. Abularrage was paid at least $3,250,000 in excess of his Guaranteed Compensation, including any signing bonus previously distributed pursuant to Mr. Abularrage’s prior employment agreement, during the Abularrage Employment Term, provided that in each case Mr. Abularrage has not materially breached any of the provisions of the Abularrage Employment Agreement during the Abularrage Employment Term and complies with the non-competition and non-solicitation provisions as described below.

The Abularrage Employment Agreement provides for customary confidentiality provisions. Pursuant to the Abularrage Employment Agreement, Mr. Abularrage is subject to (i) a non-competition provision during the Term and for a period of one (1) year following the termination of the Abularrage Employment Term or two (2) years in the case that Mr. Abularrage was paid at least $3,250,000 in excess of his Guaranteed Compensation, including any signing bonus previously distributed pursuant to Mr. Abularrage’s prior employment agreement, during the Abularrage Employment Term (the “Restrictive Period”), (ii) a non-solicitation provision relating to the Company’s clients (as described therein) for the Restrictive Period, and (iii) a non-solicitation provision relating to the Company’s employees for a period of three (3) years following the termination of the Abularrage Employment Term. During the Restrictive Period. Mr. Abularrage shall be paid monthly an amount equal to one-twelfth (1/12th) of his annualized salary at the time of the termination of the Abularrage Employment Term, provided that Mr. Abularrage is in compliance with all restrictive covenants set forth in the Abularrage Employment Agreement.

Abularrage Bonus Pool Letter

On February 18, 2025, BGCF entered into an amended and restated bonus pool letter with Mr. Abularrage, effective as of February 18, 2025 (the “Abularrage Bonus Pool Letter”). Under the terms of the Abularrage Bonus Pool Letter, Mr. Abularrage is eligible for a seventy-five percent (75%) allocation (“Pool Allocation”) of an incentive bonus pool (the “Bonus Pool”) relating to the PBT of the Core Business, Americas Acquisitions, and Portfolio Match businesses of the Company, each as described therein, during the Abularrage Employment Term. The Compensation Committee shall determine the Bonus Pool annually and make all final determinations on a calendar year basis. Pursuant to the terms of the Abularrage Bonus Pool Letter, up to twenty-five percent (25%) of Mr. Abularrage’s bonus compensation under the Abularrage Bonus Pool Letter may be awarded in the form of an equity award of RSUs containing ratable five year vesting periods, as determined annually by the Compensation Committee.

With respect to each calendar year of the Abularrage Employment Term, the Bonus Pool shall be calculated as: (1) the applicable Bonus Pool Payout Rate multiplied by the Bonus PBT (as defined in the Abularrage Bonus Pool Letter) plus (2) five percent (5%) of the incremental Portfolio Match PBT (as defined in the Abularrage Bonus Pool Letter), if any, above fifteen million dollars ($15,000,000) (“Bonus PM PBT”), provided that Mr. Abularrage shall only be eligible for Pool Allocation based on a Bonus PM PBT to the extent he has not met his Total Contractual Compensation (meaning the total gross value of any contractual compensation-related amounts that the Board attributes to Mr. Abularrage with respect to the applicable calendar year in any form, whether pursuant to the Abularrage Employment Agreement, the Abularrage Bonus Pool Letter, or otherwise.) cap of fifteen million dollars ($15,000,000) with respect to the same calendar year. “Bonus Pool Payout Rate” for a given calendar year is: (i) ten percent (10%) of the first amount of the Bonus PBT such that, when allocated to the Bonus Pool and thereafter distributed to Mr. Abularrage, his Total Contractual Compensation for such calendar year would be up to or equal ten million dollars ($10,000,000); plus (ii) seven and one-half percent (7.5%) of the next portion of the Bonus PBT such that, when allocated to the Bonus Pool and thereafter distributed to him, his Total Contractual Compensation for such calendar year would be increased by up to an additional two million five hundred thousand dollars ($2,500,000); plus (iii) five percent (5%) of the next portion of the Bonus PBT such that, when allocated to the Bonus Pool and thereafter distributed to him, his Total Contractual Compensation for such calendar year would be increased by up to an additional two million five hundred thousand Dollars ($2,500,000). There is a Total Contractual Compensation cap of Fifteen Million Dollars ($15,000,000). If the Bonus PBT is a negative number (the “Bonus PBT Deficit”), then that Bonus PBT Deficit shall be carried forward year to year and offset on a dollar-for-dollar basis as part of the calculation of the Bonus Pool in each subsequent calculation period until such Bonus PBT Deficit has been fully offset. In order to receive bonuses under the Abularrage Bonus Pool Letter, Mr. Abularrage must be in Good Standing (as defined in the Abularrage Employment Agreement) as of the applicable award or grant date of any bonus awards.

Additionally, Mr. Abularrage is eligible to receive discretionary incentive bonus awards under the BGC Group, Inc. Incentive Bonus Compensation Plan and BGC Group, Inc. Long Term Incentive Plan.

JP Aubin Agreements

Aubin Employment Agreement

On February 18, 2025, BGC Brokers LP (“BGC Brokers”), a subsidiary of the Company, entered into an amended and restated employment agreement with Mr. Aubin, effective as of February 18, 2025 (the “Aubin Employment Agreement”). Pursuant to the terms of the Aubin Employment Agreement, Mr. Aubin will receive a base salary of €705,000 per year and additional benefits as described therein, including an annual housing allowance of €240,000 per year and company car. Additionally, Mr. Aubin is eligible to receive discretionary incentive bonus awards under the BGC Group, Inc. Incentive Bonus Compensation Plan and BGC Group, Inc. Long Term Incentive Plan.

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

Aubin Consultancy Agreement

On February 18, 2025, the U.K. Partnership entered into a consultancy contract with Mr. Aubin, effective as of February 18, 2025 (the “Aubin Consultancy Agreement”). Pursuant to the terms of the Aubin Consultancy Agreement, Mr. Aubin will receive a consultancy fee of €100,000 per year. The Aubin Consultancy Agreement provides for a term commencing on the earlier of the termination date of the Aubin Employment Agreement and the Aubin Employment Term, and provides for a term of up to three (3) years following the commencement date, unless otherwise terminated by the U.K. Partnership at an earlier date (the “Consultancy Term”).

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

2025 Co-CEO Pay Ratios

The following information contains the relationship of the median annual total compensation of employees and brokers of BGC and its subsidiaries to the annual total compensation of Messrs. Abularrage, Aubin, and Windeatt, who serve as our Co-Chief Executive Officers and principal executive officers (“PEO”). Our PEO was previously Mr. Howard Lutnick until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. Following Mr. Howard Lutnick’s departure, Messrs. Abularrage, Aubin, and Windeatt were appointed Co-PEOs.

For 2025, following the change in Co-PEOs as described above, we determined a new median employee in accordance with SEC rules. Our median employee was a Front Office Product Developer in France.

We selected December 31, 2025 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our applicable employees (other than our Co-Chief Executive Officers) for 2025. Based on our internal records, our global employee population as of December 31, 2025 consisted of approximately 4,560 individuals, including full-time, part-time, and temporary employees, with approximately 21% of these employees working in the United States and approximately 79% working in our various non-U.S. locations consisting of Australia, Brazil, Canada, Chile, China, Colombia, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Mexico, New Zealand, Philippines, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, the United Arab Emirates, and the United Kingdom.

To identify the “median employee,” we aggregated actual base salary earnings or commission draw in 2025, overtime earnings paid in 2025 for employees eligible to earn overtime, bonus awards earned in 2025 and paid in the first quarter of 2026 and the grant date fair value of any equity awards granted in 2025. Bonus awards could consist of discretionary bonuses, forgivable loans, cash advance distribution agreements and promissory notes. We annualized the compensation of employees who began employment during the fiscal year. In addition, for any persons who provide services to Cantor and its affiliates (other than BGC and its consolidated subsidiaries), the total compensation of such persons for purposes of calculating the pay ratio was consistent with the allocations used by the Company for financial accounting purposes in its 2025 consolidated financial statements. We then converted any compensation paid in foreign currency to U.S. dollars using the published rate for December 31, 2025 on www.xe.com. The sum of these amounts served as our “consistently applied compensation measure,” which we used in identifying the median employee. We did not apply a cost of living adjustment to the data.

Once the median employee was identified, the pay ratio for the annual total compensation of the median employee to the Co-PEOs was calculated for the 2025 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

●	the annual total compensation of the median employee of the Company was $144,450;

●	the annual total compensation of Messrs. Abularrage, Aubin and Windeatt, as reported in the Summary Compensation Table, was $11,066,057, $8,410,743 and $8,036,938, respectively; and

●	the individual pay ratios of the annual total compensation of Messrs. Abularrage, Aubin and Windeatt to the median employee of the Company was approximately 77:1, 58:1 and 56:1, respectively.

For 2025, as required by SEC rules, the annual total compensation of Messrs. Abularrage and Aubin as reported in the Summary Compensation Table includes the grant date fair value of 164,890 RSUs and 78,456 RSUs granted to Messrs. Abularrage and Aubin, respectively, on April 1, 2025 in connection with their 2024 year-end bonus which amounts and forms of payment were determined prior to their appointment as Co-Chief Executive Officers. Including only the amounts attributed by the Compensation Committee to 2025 compensation, Messrs. Abularrage’s and Aubin’s total compensation for 2025 would have been $9,650,000 and $7,736,971, respectively, and the ratio of the annual total compensation of Messrs. Abularrage and Aubin to the median employee of the Company would have been approximately 67:1 and 54:1, respectively.

Pay Versus Performance

We are required by SEC rules to disclose information regarding the relationship between “compensation actually paid,” as that term is used in Item 402(v) of Regulation S-K, to our NEOs, including (i) Mr. Howard Lutnick, who served as our PEO from 2021 until February 18, 2025 and (ii) Messrs. Abularrage, Aubin, and Windeatt, who have served as our PEOs since February 18, 2025, following Mr. Howard Lutnick’s departure, and the NEOs listed in the following table other than the PEO (the “non-PEO NEOs”), and the financial performance of the Company. The following table sets forth additional compensation information for our PEO and non-PEO NEOs during the periods described below along with total stockholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2021, 2022, 2023, 2024 and 2025. The amounts set forth below under the headings “Compensation Actually Paid to PEO(s)” and “Average Compensation Actually Paid to Non-PEO NEOs” differ significantly from the Summary Compensation Table calculation of compensation, as well as from the way in which we and our Compensation Committee view annual compensation decisions, as discussed in the Compensation Discussion and Analysis. It does not reflect the amount of compensation actually realized or received by our NEOs during the applicable year. Footnote (5) below sets forth the adjustments from the Total Compensation for the PEOs and Average Total Compensation for the non-PEO NEOs reported in the Summary Compensation Table to arrive at the values presented for “compensation actually paid” for each of the fiscal years shown.

						Value of Initial Fixed $100
Year	Name of	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(s)(1)(5)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(2)(5)	Total Shareholder Return	Peer Group Total Shareholder Return(3)	Net Income (in thousands)	Total Revenues (in thousands)(4)
(a)	PEO	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	John Abularrage	$11,066,057	$11,084,724
	JP Aubin	$8,410,743	$8,945,281
	Sean Windeatt	$8,036,938	$8,064,245
	Howard Lutnick	$2,668,422	$3,304,717	$2,368,629	$2,370,363	$232.93	$226.97	$146,539	$2,941,460
2024		$15,000,000	$16,895,142	$2,699,507	$3,382,160	$234.30	$159.99	$123,228	$2,262,818
2023		$17,044,535	$17,129,973	$2,813,060	$2,875,959	$185.31	$111.72	$38,775	$2,025,401
2022		$13,000,000	$13,098,272	$1,677,060	$1,742,607	$96.03	$87.21	$58,867	$1,795,302
2021		$19,831,245	$19,926,553	$2,144,445	$2,189,041	$117.20	$81.54	$153,488	$2,015,364

(1)	The PEO was Mr. Howard Lutnick until February 18, 2025, when he stepped down following his confirmation by the United States Senate as the 41st Secretary of Commerce. Following Mr. Howard Lutnick’s departure, Messrs. Abularrage, Aubin, and Windeatt were appointed Co-PEOs.

(2)	The non-PEO NEOs in fiscal year 2025 consisted of Messrs. Merkel and Hauf. The non-PEO NEOs in fiscal years 2023 and 2024 consisted of Messrs. Merkel, Windeatt, and Hauf. The non-PEO NEOs in fiscal year 2022 consisted of Messrs. Merkel, Windeatt, Hauf and Mr. Steven Bisgay. Mr. Bisgay served as Chief Financial Officer of the Company until June 6, 2022, and Mr. Hauf began serving as Chief Financial Officer on that date. When calculating the average compensation for the non-PEO NEOs in fiscal year 2022, each of Messrs. Bisgay and Hauf are included in the denominator of such calculation. The non-PEO NEOs in fiscal year 2021 consisted of Messrs. Merkel, Windeatt, and Bisgay, who each served for the entirety of the year. When calculating Mr. Windeatt’s portion of the average compensation for the non-PEO NEOs for each fiscal year, his portion was calculated using the applicable exchange rate as set forth in the notes to the Summary Compensation Table.

(3)	The peer group consists of Compagnie Financière Tradition SA and TP ICAP Group plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group on December 31, 2020.

(4)	The Company selected Total Revenues to be the most important financial performance measure that is not otherwise required to be disclosed in the table above used by the Company to link “compensation actually paid” to its NEOs for the most recently completed fiscal year to its performance. While Total Revenues was chosen for this table, our executive compensation programs use a balanced portfolio of measures to drive short- and long-term objectives aligned with our strategy and shareholder interests as further described in our Compensation Discussion and Analysis above.

(5)	“Compensation Actually Paid to PEO(s)” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO NEOs). Additionally, in the “Adjustments to Determine Compensation Actually Paid to PEO(s)” table below, for 2025, adjustments for both Mr. Howard Lutnick and Messrs. Abularrage, Aubin, and Windeatt are shown. For prior years in which Messrs. Abularrage, Aubin, and Windeatt did not serve as PEOs, these rows are designated with an asterisk.

Because our Incentive Plan bonus opportunities, and Mr. Abularrage’s bonus opportunities pursuant to the Abularrage Bonus Letter and guaranteed bonus under the Abularrage Employment Agreement, are initially denominated in cash and do not include a right to receive stock, when the Compensation Committee decides after the performance year is over to pay a portion of such awards in RSUs, as described in the footnotes to the Summary Compensation Table, we present such RSUs as Non-Equity Incentive Plan Compensation in column (g) or as Bonus in column (d) of the Summary Compensation Table, as applicable, for the performance year rather than as Equity Awards in column (e) of the Summary Compensation Table in the year of grant. To avoid double-counting such awards when calculating “Compensation Actually Paid to PEO(s)” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e), they are neither deducted nor added in the year of grant, consistent with their presentation in the Summary Compensation Table. Similarly, for periods prior to the Corporate Conversion, the adjustments below do not include partnership-unit based awards that were granted pursuant to the Incentive Plan and reported in column (g) in the Summary Compensation Table in the applicable performance year at full notional value and not subsequently reportable as “Equity Awards” in column (e) of the Summary Compensation Table.

For full fiscal years after the Corporate Conversion, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table: (i) deductions for amounts reported under the “Equity Awards” column in the Summary Compensation Table; (ii) the dividend or dividend equivalents paid in the applicable period; (iii) the increase or decrease in fair value of any unvested RSUs or RSAs issued in previous years and held by the PEOs or non-PEO NEOs as of December 31 of the applicable period from their fair value as of December 31 of the prior period; (iv) the increase or decrease from the grant date in fair value of any unvested RSUs issued in the applicable period that were not reported under the “Equity Awards” column in the Summary Compensation Table held by the PEO and non-PEO NEOs as of December 31 of the applicable period from their grant date; (v) the increase or decrease in fair value from December 31 of the prior year of any RSUs or RSAs issued in previous years that vested during the applicable period; and (vi) the fair value as of the end of the fiscal year of all awards granted during the fiscal year and reported under the “Equity Awards” column in the Summary Compensation Table.

Adjustments to Determine Compensation Actually Paid to PEO		Name of PEO	2025	2024	2023	2022	2021
Deduction for change in actuarial present	●	John Abularrage	—	*	*	*	*
value of accumulated benefit under all	●	JP Aubin	—	*	*	*	*
defined benefit and actuarial pension plans reported	●	Sean Windeatt	—	*	*	*	*
in the Summary Compensation Table	●	Howard Lutnick	—	—	—	—	—
Increase for aggregate of service	●	John Abularrage	—	*	*	*	*
cost and prior service cost for all defined	●	JP Aubin	—	*	*	*	*
benefit and actuarial pension plans	●	Sean Windeatt	—	*	*	*	*
reported in the Summary Compensation Table	●	Howard Lutnick	—	—	—	—	—
Deduction for amounts reported	●	John Abularrage	$(1,416,057)	*	*	*	*
under the “Equity Awards”	●	JP Aubin	$(673,772)	*	*	*	*
column in the Summary	●	Sean Windeatt	—	*	*	*	*
Compensation Table	●	Howard Lutnick	$(2,531,436)	—	$(2,044,535)	—	$(7,831,243)
Deduction for amounts reported	●	John Abularrage	—	*	*	*	*
under the “Option Awards”	●	JP Aubin	—	*	*	*	*
column in the Summary	●	Sean Windeatt	—	*	*	*	*
Compensation Table	●	Howard Lutnick	—	—	—	—	—
Increase/deduction for change in fair value from grant date of	●	John Abularrage	—	*	*	*	*
stock and option awards granted during year that were not	●	JP Aubin	—	*	*	*	*
reported under the “Equity Awards” column in the Summary	●	Sean Windeatt	$1,303	*	*	*	*
Compensation Table and are outstanding and unvested as of year-end	●	Howard Lutnick	—	$1,895,142	—	—	—
Increase/deduction for change in fair value as of year-end	●	John Abularrage	$(24,310)	*	*	*	*
(from prior year-end) of stock and option awards	●	JP Aubin	$(37,191)	*	*	*	*
granted in any prior year that were outstanding	●	Sean Windeatt	$(31,047)	*	*	*	*
and unvested as of year-end	●	Howard Lutnick	—	—	—	—	—
Increase for fair value as of	●	John Abularrage	—	*	*	*	*
vesting date of stock and option	●	JP Aubin	—	*	*	*	*
awards granted and	●	Sean Windeatt	—	*	*	*	*
vested in the same year	●	Howard Lutnick	—	—	$2,044,535	—	$7,831,243
Increase/deduction for fair value as of the end of the fiscal year of	●	John Abularrage	$1,444,499	*	*	*	*
all awards granted during the fiscal year and reported under the	●	JP Aubin	$687,304	*	*	*	*
“Equity Awards” column in the Summary Compensation Table	●	Sean Windeatt	—	*	*	*	*
and outstanding and unvested as of year-end	●	Howard Lutnick	—	—	—	—	—
Increase/deduction for change in fair value as of vesting	●	John Abularrge	$14,536	*	*	*	*
date (from prior year-end) of stock and option awards	●	JP Aubin	$519,602	*	*	*	*
granted in any prior year for which all vesting	●	Sean Windeatt	$42,336	*	*	*	*
conditions were satisfied during year or at year-end	●	Howard Lutnick	$3,167,731	—	—	—	—
Deduction for fair value as of prior	●	John Abularrage	—	*	*	*	*
year-end of stock and option awards	●	JP Aubin	—	*	*	*	*
granted in any prior year that were	●	Sean Windeatt	—	*	*	*	*
forfeited during year	●	Howard Lutnick	—	—	—	—	—
Increase for dollar value of any dividends or other	●	John Abularrage	—	*	*	*	*
earnings paid on stock or option awards in the	●	JP Aubin	$38,593	*	*	*	*
year prior to the vesting date that are not otherwise	●	Sean Windeatt	$14,695	*	*	*	*
included in total compensation for the year	●	Howard Lutnick	—	—	$62,899	$87,397	$44,596
Total Adjustments	●	John Abularrage	$18,668	*	*	*	*
	●	JP Aubin	$534,537	*	*	*	*
	●	Sean Windeatt	$27,287	*	*	*	*
	●	Howard Lutnick	$636,295	$1,895,142	$62,899	$87,397	$44,596

Adjustments to Determine Compensation Actually Paid to Non-PEO NEOs	2025	2024	2023	2022	2021
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	$(43,629)	—	$(406,908)	—	$(111,565)
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—	—
Increase/deduction for change in fair value from grant date of stock and option awards granted during year that were not reported under the “Equity Awards” column in the Summary Compensation Table and are outstanding and unvested as of year-end	$(13,313)	$149,256	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	$(3,645)	$306,511	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	—	$406,908	—	$111,565
Increase/deduction for fair value as of the end of the fiscal year of all awards granted during the fiscal year and reported under the “Equity Awards” column in the Summary Compensation Table and outstanding and unvested as of year-end	—	—	—	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	$59,708	$174,057	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$2,613	$52,829	$62,899	$87,397	$44,596
Total Adjustments	$1,734	$682,653	$62,899	$87,397	$44,596

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

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between (1) “compensation actually paid” to our PEO and “average compensation actually paid” to our non-PEO NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure:

TSR. The graphs below show the relationship between (1) “compensation actually paid” to our PEO(s) and the average of “compensation actually paid” to our non-PEO NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the five fiscal years ended December 31, 2025. Values below are rounded to the nearest whole number. Messrs. Abularrage, Aubin, and Windeatt are not included in “Compensation Actually Paid to PEO” in periods prior to 2025 when they were appointed Co-PEOs. Including these amounts, the aggregate compensation attributed to 2024 for Messrs. Abularrage, Aubin, Windeatt, and Lutnick was higher than the aggregate compensation attributed to 2025 for Messrs. Abularrage, Aubin, Windeatt, and Lutnick.

Compensation Actually Paid vs TSR
Compensation Actually Paid ($000s)
$20,000
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$0
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
$20mm
$2mm
$117.20
$13mm
$2mm
$96.03
$17mm
$3mm
$185.31
$17mm
$3mm
$234.30
$3mm
$2mm
$11mm
$9mm
$8mm
$232.93
2021
2022
2023
2024
2025
Compensation actually paid to PEO (Howard Lutnick) (Left Axis)
Average compensation actually paid to Non-PEO (Left Axis)
Compensation actually paid to PEO (Abularrage) (Left Axis)
Compensation actually paid to PEO (Aubin) (Left Axis)
Compensation actually paid to PEO (Windeatt) (Left Axis)
TSR (Right Axis)

Net Income. The graph below shows the relationship between “compensation actually paid” to our PEO(s) and the average of the “compensation actually paid” to our non-PEO NEOs and net income, as reported in our consolidated financial statements, over the five fiscal years ended December 31, 2025. Values below are rounded to the nearest whole number. Messrs. Abularrage, Aubin, and Windeatt are not included in “Compensation Actually Paid to PEO” in periods prior to 2025 when they were appointed Co-PEOs. Including these amounts, the aggregate compensation attributed to 2024 for Messrs. Abularrage, Aubin, Windeatt, and Lutnick was higher than the aggregate compensation attributed to 2025 for Messrs. Abularrage, Aubin, Windeatt, and Lutnick.

Compensation Actually Paid vs Net Income
Compensation Actually Paid ($000s)
Net Income ($000s)
$25,000
$20,000
$15,000
$10,000
$5,000
$0
$160,000
$140,000
$120,000
$100,000
$80,000
$60,000
$40,000
$20,000
$0
$153mm
$59mm
$39mm
$123mm
$147mm
$20mm
$2mm
$13mm
$2mm
$17mm
$3mm
$17mm
$3mm
$3mm
$2mm
$11mm
$9mm
$8mm
2021
2022
2023
2024
2025
Compensation actually paid to PEO (Howard Lutnick) (Left Axis)
Average compensation actually paid to Non-PEO (Left Axis)
Compensation actually paid to PEO (Abularrage) (Left Axis)
Compensation actually paid to PEO (Aubin) (Left Axis)
Compensation actually paid to PEO (Windeatt) (Left Axis)
Consolidated Net Income (Right Axis)

Company Selected Measure (CSM). The graph below shows the relationship between “compensation actually paid” to our PEO(s) and the average of the “compensation actually paid” to our non-PEO NEOs and our Total Revenues over the five fiscal years ended December 31, 2025. Values below are rounded to the nearest whole number. Messrs. Abularrage, Aubin, and Windeatt are not included in “Compensation Actually Paid to PEO” in periods prior to 2025 when they were appointed Co-PEOs. Including these amounts, the aggregate compensation attributed to 2024 for Messrs. Abularrage, Aubin, Windeatt, and Lutnick was higher than the aggregate compensation attributed to 2025 for Messrs. Abularrage, Aubin, Windeatt, and Lutnick.

Performance Measures Tabular List

The table below lists our most important performance measures, including the Company Selected Measure, used to link “compensation actually paid” for our NEOs to Company performance for the fiscal year ended December 31, 2025. The performance measures included in this table are not ranked by relative importance.

Performance Measures

Total Revenues
Total Fenics Revenues
Pre-tax Adjusted Earnings
Profit Before Tax
Data, Software & Post-Trade Growth
Catalyst Transactions and Hires, Acquisitions, and Strategy Development
Retentive Compensation Considerations

Compensation of Directors

Directors who are also our employees or those of our affiliates do not receive additional compensation for serving as directors. For 2025, Messrs. Brandon Lutnick and Merkel did not receive compensation for serving as directors of the Company and/or our affiliates.

The cash compensation schedule for our directors who are not our employees or those of our affiliates, collectively referred to as “non-employee directors,” is as follows:

●	the annual cash retainer is $100,000;

●	the annual stipend for the chair of our Compensation Committee is $15,000;

●	the annual stipend for the chair of our Audit Committee is $25,000; and

●	the annual stipend for the chair of our Corporate Responsibility Committee is $15,000.

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

2025 Director Compensation Payments

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2025:

(a) Name(1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Linda A. Bell Director	157,000	50,000	—	—	—	—	207,000
David P. Richards Director	141,000	50,000	—	—	—	—	191,000
Arthur U. Mbanefo Director	181,000	50,000	—	—	—	—	231,000
William Addas Director	142,000	50,000	—	—	—	—	192,000

(1)	Messrs. Howard Lutnick, Brandon Lutnick, and Merkel are not included in this table as during 2025 they received no compensation for their services as directors in 2025. The compensation received by Messrs. Howard Lutnick and Merkel for 2025 as employees of our Company are shown in the Summary Compensation Table. As noted herein, Mr. Howard Lutnick stepped down as a director of our Company effective February 18, 2025, in connection with his confirmation as the U.S. Secretary of Commerce.

(2)	Reflects the grant date fair value of RSUs granted on November 12, 2025 to each of Messrs. Richards, Mbanefo, Addas, and Dr. Bell. More information with respect to the calculation of these amounts is included in “Note 18. Compensation” in the notes to the consolidated financial statements included in the Original Form 10-K. As of December 31, 2025, each of Messrs. Richards, Mbanefo, Addas and Dr. Bell each had 7,970 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2025. As of December 31, 2025, none of the non-employee directors had any options outstanding.

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

Compensation Committee Interlocks and Insider Participation

During 2025, the Compensation Committee of our Board consisted of Dr. Bell and Messrs. Richards, Mbanefo and Addas. All the members who served on our Compensation Committee during 2025 were independent directors. No member of the Committee had any relationship with the Company during 2025 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Messrs. Howard Lutnick and Merkel, during 2025, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Compensation Committee or on our Board. In 2025, Messrs. Howard Lutnick and Merkel served on the board of directors of Newmark but did not serve on Newmark’s compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 10, 2026, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (i) each stockholder, or group of affiliated stockholders, that we know owns more than 5% of any class of our outstanding capital stock, (ii) each of our current and former named executive officers, (iii) each of our current directors and (iv) the current executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 499 Park Avenue, New York, New York 10022. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table.

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1) :
Cantor Fitzgerald, L.P.(2)	102,314,198	(3)	93.5	(4)	102,314,198	(5)	21.7	(6)
CF Group Management, Inc.	105,286,722	(7)	96.2	(4)	105,286,722	(8)	22.2	(9)
BlackRock, Inc.(1)	—		—		51,743,911		14.0	(10)
Rubric Capital Management LP(1)	—		—		21,000,000		5.7	(10)
The Vanguard Group(1)	—		—		32,775,445		8.9	(10)
Named Executive Officers and Directors(1) :
Named Executive Officers
Stephen M. Merkel	—		—		66,493	(11)	*
Sean A. Windeatt	—		—		6,370	(12)	*
John J. Abularrage	—		—		147,702	(13)	*
JP Aubin	—		—		581,190	(14)	*
Jason W. Hauf	—		—		9,360	(15)	*
Howard W. Lutnick	—		—		—		—
Directors
Brandon G. Lutnick	109,405,906	(16)	100.0	(4)	111,395,974	(17)	23.3	(18)
Linda A. Bell	—		—		33,074	(19)	*
David P. Richards	—		—		17,029	(20)	*
Arthur U. Mbanefo	—		—		16,786	(21)	*
William Addas	—		—		24,682	(22)	*
All current executive officers and directors as a group (10 persons)	109,405,906		100.0	(4)	112,298,660		23.4	(18)

*	Less than 1%.

(1)	Based upon information supplied by directors, executive officers and 5% beneficial owners (including Mr. Howard W. Lutnick, our former Chairman of the Board and Chief Executive Officer) in filings under Sections 13(d), 13(g), and 16(a) of the Exchange Act. The Vanguard Group, Inc.’s ownership is based on their Schedule 13G/A filed on February 9, 2023 and their address is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. BlackRock, Inc.’s ownership is based on their Schedule 13G/A filed on October 17, 2025 and their address is 50 Hudson Yards, New York, New York 10001. Rubric Capital Management LP’s ownership is based on their Schedule 13G/A filed on February 13, 2026 and their address is 155 East 44th St, Suite 1630, New York, New York 10017.

(2)	Cantor has pledged to a financial institution, pursuant to a Put and Pledge Agreement, dated as of July 21, 2017 and as amended and restated effective as of October 5, 2023 with such modifications thereto as necessary to reflect the Corporate Conversion, 10,000,000 shares of our Class A common stock in connection with a loan program established for certain employees and partners of Cantor and its affiliates. On November 23, 2018, those 10,000,000 shares of our Class A common stock were converted into 10,000,000 shares of our Class B common stock and remain pledged in connection with the partner loan program.

(3)	Consists of 102,314,198 shares of our Class B common stock held directly.

(4)	Percentage based on 109,452,953 shares of our Class B common stock outstanding as of April 10, 2026.

(5)	Consists of 102,314,198 shares of our Class A common stock acquirable upon conversion of 102,314,198 shares of our Class B common stock held directly.

(6)	Percentage based on (i) 369,654,465 shares of our Class A common stock outstanding as of April 10, 2026, and (ii) 102,314,198 shares of our Class A common stock acquirable upon conversion of 102,314,198 shares of our Class B common stock.

(7)	Consists of (i) 2,972,524 shares of our Class B common stock held by CFGM, and (ii) 102,314,198 shares of our Class B common stock held by Cantor. CFGM is the managing general partner of Cantor.

(8)	Consists of (i) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM, and (ii) 102,314,198 shares of our Class A common stock acquirable upon conversion of 102,314,198 shares of our Class B common stock held by Cantor.

(9)	Percentage based on (i) 369,654,465 shares of our Class A common stock outstanding as of April 10, 2026, (ii) 102,314,198 shares of our Class A common stock acquirable upon conversion of 102,314,198 shares of our Class B common stock held by Cantor, and (iii) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM.

(10)	Percentage based on 369,654,465 shares of our Class A common stock outstanding as of April 10, 2026.

(11)	Mr. Merkel’s holdings consist of (i) 13,397 shares of our Class A common stock held directly, (ii) 46,838 shares of our Class A common stock held in Mr. Merkel’s 401(k) account (as of March 31, 2026) and (iii) 6,258 shares of our Class A common stock held in trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee.

(12)	Mr. Windeatt’s holdings consist of 6,370 shares of our Class A common stock held directly.

(13)	Mr. Abularrage’s holdings consist of 147,702 shares of our Class A common stock held directly.

(14)	Mr. Aubin’s holdings consist of 581,190 shares of our Class A common stock held directly.

(15)	Mr. Hauf’s holdings consist of 9,360 shares of our Class A common stock held directly.

(16)	Mr. Brandon Lutnick’s holdings consist of:

(i)	1,610,182 shares of our Class B common stock held by Tangible Benefits, LLC, a Delaware limited liability company (“Tangible Benefits”) through Mr. Brandon Lutnick’s position as manager of Tangible Benefits;

(ii)	2,335,967 shares of our Class B common stock held by KBCR Management Partners, LLC (“KBCR”), by virtue of Mr. Brandon Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor;

(iii)	173,035 shares of our Class B common stock held by LFA, LLC, a Delaware limited liability company (“LFA”), through Mr. Brandon Lutnick’s position as manager of LFA;

(iv)	2,972,524 shares of our Class B common stock held by CFGM; and

(v)	102,314,198 shares of our Class B common stock held by Cantor.

(17)	Mr. Brandon Lutnick’s holdings consist of:

(i)	8,813 shares of our Class A common stock held directly;

(ii)	799,537 shares of our Class A common stock held by various trust accounts for the benefit of the descendants of Mr. Howard Lutnick and his immediate family, through Mr. Brandon Lutnick’s position as trustee with decision making control;

(iii)	530,540 shares of our Class A common stock held by various trust accounts for the benefit of Mr. Howard Lutnick’s immediate family members through Mr. Brandon Lutnick’s position as trustee with decision making control;

(iv)	600,938 shares of our Class A common stock held by KBCR;

(v)	50,240 shares of our Class A common stock held by LFA;

(vi)	1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by Tangible Benefits;

(vii)	2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR;

(viii)	173,035 shares of our Class A common stock acquirable upon conversion of 173,035 shares of our Class B common stock held by LFA;

(ix)	2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM; and

(x)	102,314,198 shares of our Class A common stock acquirable upon conversion of 102,314,198 shares of our Class B common stock held by Cantor.

(18)	Percentage based on (i) 369,654,465 shares of our Class A common stock outstanding as of April 10, 2026, (ii) 1,610,182 shares of our Class A common stock acquirable upon conversion of 1,610,182 shares of our Class B common stock held by Tangible Benefits, (iii) 2,335,967 shares of our Class A common stock acquirable upon conversion of 2,335,967 shares of our Class B common stock held by KBCR, (iv) 173,035 shares of our Class A common stock acquirable upon conversion of 173,035 shares of our Class B common stock held by LFA, (v) 2,972,524 shares of our Class A common stock acquirable upon conversion of 2,972,524 shares of our Class B common stock held by CFGM, and (vi) 102,314,198 shares of our Class A common stock acquirable upon conversion of 102,314,198 shares of our Class B common stock held by Cantor.

(19)	Dr. Bell’s holdings consist of 33,074 shares of our Class A common stock held directly.

(20)	Mr. Richards’ holdings consist of 17,029 shares of our Class A common stock held directly.

(21)	Mr. Mbanefo’s holdings consist of 16,786 shares of our Class A common stock held directly.

(22)	Mr. Addas’ holdings consist of 24,682 shares of our Class A common stock held directly.

Equity Compensation Plan Information as of December 31, 2025

Plan Category	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	77,688,279	$6.28	405,665,655
Equity compensation plans not approved by security holders	—	—	—
Total	77,688,279	$6.28	405,665,655

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of our Company and our Audit Committee is that all material transactions with a related party, including transactions with Cantor or Newmark, the relationship between us and Cantor or Newmark and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or, historically, purchases of BGC Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “— Stock Repurchase Program”), are subject to prior review and approval by our Audit Committee, which will determine whether such transactions or proposals are fair and reasonable to our stockholders. In general, potential related party transactions are identified by our management and discussed with the Audit Committee at Audit Committee meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, are provided to the Audit Committee with respect to each issue under consideration and decisions are made by the Audit Committee with respect to the foregoing related-party transactions after an opportunity for discussion and review of materials. When applicable, the Audit Committee requests further information and, from time to time, requests guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related party transactions are set forth in our Audit Committee Charter and Code of Ethics, both of which are publicly available on our website at www.bgcg.com/corporate-responsibility/governance/ under the headings “Audit Committee Charter” and “Code of Business Conduct and Ethics,” respectively. Related party transactions with Newmark are also reviewed by the Newmark board and its audit committee under their own policies.

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to this Amendment or our other filings with the SEC. We urge you to read the full text of these agreements.

Transactions with Executive Officers

From time to time, the Compensation Committee approves the acceleration of RSUs or other awards (and prior to the Corporate Conversion, the monetization of previously issued and outstanding BGC Holdings units) in order to provide liquidity to the executives, taking into consideration the retentive impact of the remaining awards held by the executives. See “Compensation Discussion and Analysis — Transactions with and Modifications of Awards to Executive Officers” and “Compensation Discussion and Analysis — Former Standing Policy for Mr. Howard Lutnick” for more information.

On October 3, 2025, Mr. Merkel sold 16,511 shares of Class A common stock to BGC Group at $9.21 per share, the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit Committee of the Board and was made pursuant to BGC Group’s stock buyback authorization.

On January 22, 2026, Mr. Windeatt sold 246,360 shares of Class A common stock to BGC Group at $9.17 per share, the closing price of a share of Class A common stock on January 22, 2026. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to BGC Group’s stock buyback authorization.

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

On May 16, 2025, Mr. Howard Lutnick agreed to sell to the Company 16,452,850 shares of BGC Class A common stock beneficially owned by him, including (i) 5,616,612 shares held directly by Mr. Howard Lutnick, (ii) 10,489,582 shares held in his personal asset trust, (iii) 8,908 shares held by the Howard Lutnick Family Trust, and (iv) 337,748 shares originating from retirement accounts, including certain shares held by Mr. Howard Lutnick’s spouse. The closing of the sale of the 16,115,102 shares held by him and the trusts occurred on May 19, 2025, and the closing of the sale of 337,748 shares held in retirement accounts occurred on October 6, 2025, immediately after the closing of the sale of the voting shares of CFGM by Mr. Howard Lutnick described below. The price per share for the sales of the Lutnicks’ BGC Class A common stock sold to the Company was $9.2082, but the aggregate purchase price of the shares held in retirement accounts was reduced by $0.04 per share for any dividends on such shares of BGC Class A common stock paid to Mr. Howard Lutnick and his spouse, in each case, between May 16, 2025 and October 6, 2025, as well as the after-tax portion of any declared but unpaid dividends on such shares of BGC Class A common stock with a record date prior to October 6, 2025 that were payable. Each of the repurchases was made pursuant to the Company’s existing Share Repurchase Authorization approved by the Board and by the Audit Committee in October 2024, and the repurchase of these shares pursuant to such existing authorization was expressly approved by the Audit Committee in connection therewith.

On October 6, 2025, Mr. Howard Lutnick completed his divestiture through the following transactions:

●	consummated the sale to Cantor of the 8,973,721 shares of BGC Class B common stock then held directly by him;

●	in his capacity as trustee of a trust, consummated the sale to certain trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of all of the voting shares of CFGM; and

●	in his capacity as trustee of certain trusts, consummated the sale to certain other trusts controlled by Mr. Brandon Lutnick, as trustee with decision making control, of certain interests, including those in Tangible Benefits and KBCR, which collectively hold 0.6 million shares of BGC Class A common stock and 3.9 million shares of BGC Class B common stock.

Voting Power Following Closing of Divestiture Transactions

Following the closing of the transactions above, Mr. Howard Lutnick no longer had voting or dispositive power over any of our securities and Mr. Brandon Lutnick currently holds voting and dispositive power over the securities divested by Mr. Howard Lutnick and not repurchased by us. As of April 10, 2026, Mr. Brandon Lutnick beneficially owned 2.0 million shares of our Class A common stock and 109.4 million shares of our Class B common stock, collectively representing 74.9% of the total voting power of our outstanding common stock. See “— Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark” for further information on voting power.

Lutnick Family Voting and Transfer Agreement

On May 16, 2025, Brandon G. Lutnick, Kyle S. Lutnick, Casey J. Lutnick, and Ryan G. Lutnick, each in their capacity as trustees of certain trusts (including the Purchaser Trusts), and certain other entities entered into a voting and transfer agreement (the “Voting Agreement”) relating to securities of the Company held by the trusts and such entities (“Voting Agreement Securities”). On October 6, 2025, the governance, voting and transfer provisions of the Voting Agreement became effective upon the closing of the sale of the voting shares of CFGM described above.

Pursuant to the trust documentation of the Purchaser Trusts, each of Brandon G. Lutnick, Kyle S. Lutnick, Casey J. Lutnick and Ryan G. Lutnick is an investment trustee of such trusts, and Brandon G. Lutnick is the controlling investment trustee, which means that if there is any disagreement among the investment trustees, the decision of Brandon G. Lutnick will control if he is then acting as an investment trustee. Any such decisions, however, shall be subject to the terms of the Voting Agreement.

The Voting Agreement provides that, with respect to the election or removal of directors of the Company, (i) if there is a controlling investment trustee, each of the parties shall vote (or cause the voting of) the Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by the controlling investment trustee (after consultation with each of the Family Branch representatives); and (ii) if there is not a controlling investment trustee, the parties shall vote (or cause the voting of) the Voting Agreement Securities over which it has the direct or indirect power to vote on such director election, as directed by a Majority of the Family Branches (as defined below).

The Voting Agreement further provides that, with respect to the following matters for which a vote of securities of the Company is sought, each of the parties to the Voting Agreement shall vote the Voting Agreement Securities over which it has the direct or indirect power to vote as directed by a Majority of the Family Branches:

●	any merger or consolidation transaction or sale, lease or exchange of all, or substantially all, of the assets of the Company, or any transaction or series of related transactions pursuant to which shares of the Company are transferred such that more than 50% of the voting power of the equity securities of the Company are transferred;

●	entry by the Company or any of its subsidiaries into any transaction or series of related transactions with a member of any Family Branch (other than with respect to election or removal of directors of the Company);

●	the authorization or issuance of any equity securities by the Company (other than pursuant to an incentive compensation plan); and

●	the amendment, restatement, modification or supplement of any organizational document of the Company or its subsidiaries in a manner that would reasonably be expected to impair, interfere with or delay the exercise of the rights set forth with respect to these bulleted items.

The Voting Agreement also prohibits the transfer of the Voting Agreement Securities without the consent of a Majority of the Family Branches, subject to certain limited exceptions.

For purposes of the Voting Agreement:

●	“Family Branch” generally means each of Brandon Lutnick and his collective descendants, Kyle S. Lutnick and his collective descendants, Casey J. Lutnick and her collective descendants and Ryan G. Lutnick and his collective descendants;

●	“Majority of the Family Branches” means, with respect to any matter, approval of such matter by both: (a) if there is a controlling investment trustee, the controlling investment trustee; and (b) if any Family Branch is entitled to vote in accordance with the Voting Agreement, a majority vote of the Family Branches entitled to vote in accordance the Voting Agreement (with the Voting Agreement specifying a different approval standards if there is no controlling investment trustee and no Family Branch entitled to vote in accordance with the Voting Agreement); and

Controlling investment trustee means any individual serving as investment trustee of the Purchaser Trusts whose decision with respect to investment decisions, under the terms of such trusts, controls in the event of a disagreement among the investment trustees of such trusts (and Brandon Lutnick is currently the controlling investment trustee).

Corporate Conversion

On July 1, 2023, BGC Partners, BGC Group and other parties completed the “Corporate Conversion.”

The Corporate Conversion was effected pursuant to the terms of the Corporate Conversion Agreement dated as of November 15, 2022 by and among BGC Group, BGC Partners, BGC Holdings, BGC GP, LLC, a Delaware limited liability company and general partner of BGC Holdings, BGC Partners II, Inc., a Delaware corporation and wholly owned subsidiary of BGC Group, BGC Partners II, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Group, BGC Holdings Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of BGC Holdings, and, solely for the purposes of certain provisions therein, Cantor (as amended, the “Corporate Conversion Agreement”). The Corporate Conversion Agreement was approved by the Board of Directors of BGC Partners, at the recommendation of the Joint Committee, composed of the Audit Committee and the Compensation Committee sitting jointly. The Joint Committee was advised by independent financial and legal advisors selected by the Joint Committee of the Board of Directors of BGC Partners. Houlihan Lokey, Inc., as financial advisor, provided a fairness opinion to the Joint Committee.

As a result of the Corporate Conversion, on July 1, 2023:

●	BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group;

●	each share of Class A common stock, par value $0.01 per share, of BGC Partners and each share of Class B common stock, par value $0.01 per share, of BGC Partners outstanding was converted into one share of Class A common stock, par value $0.01 per share, of BGC Group and one share of Class B common stock, par value $0.01 per share, of BGC Group, respectively;

●	64.0 million units of BGC Holdings held by Cantor (“Cantor units”), including 5.7 million purchased on June 30, 2023, were converted into shares of BGC Group Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Group Class B common stock issued to Cantor will exchange into BGC Group Class A common stock in the event that BGC Group does not issue at least $75.0 million in shares of BGC Group Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. As of April 1, 2026, the Company has issued approximately $20.9 million of BGC Group Class A common stock in connection with acquisitions since the Corporate Conversion;

●	BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or RSAs outstanding as of June 30, 2023; and

●	non-exchangeable limited partnership units of BGC Holdings were indirectly converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million RSAs, 25.3 million RSUs, and $74.0 million of RSU Tax Accounts.

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

Transactions with and Related to Newmark

Newmark IPO, Separation Transaction and Spin-Off

Prior to the Newmark IPO in December 2017, Newmark was our wholly owned subsidiary. On December 13, 2017, prior to the Newmark IPO, pursuant to the Separation and Distribution Agreement (as described below), we transferred substantially all of the assets and liabilities relating to our Real Estate Services business to Newmark via the Separation. In connection with the Separation, Newmark assumed certain indebtedness and made a proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings.

On November 30, 2018, BGC completed its Spin-Off to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off.

On November 30, 2018, BGC also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of the Spin-Off record date (including Cantor and executive officers of BGC).

Following the Spin-Off and the BGC Holdings distribution, BGC ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of Newmark’s IPO, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, and, solely for the provisions listed therein, Cantor and BGC Global OpCo, entered into a Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC Partners, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

In addition, the tax matters agreement imposes certain restrictions on Newmark and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that will be designed to preserve the tax-free status of the Spin-Off and certain related transactions. The tax matters agreement provides special rules to allocate tax liabilities in the event the Spin-Off, together with certain related transactions, is not tax-free, as well as any tax liabilities incurred in connection with the Separation. In general, under the tax matters agreement, each party is expected to be responsible for any taxes imposed on BGC Partners or Newmark that arise from the failure of the Spin-Off, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the U.S. Internal Revenue Code of 1986, as amended, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.

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

Corporate Governance Matters

Until six months after Cantor ceases to hold 5% of our voting power, transactions or arrangements between us and Cantor will be subject to prior approval by a majority of the members of our Board who have been found to qualify as “independent” in accordance with the published listing standards of Nasdaq. See “— Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark.”

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

Commissions; Market Data; Clearing

Pursuant to the BGC separation agreement, Cantor has the right, subject to certain conditions, to be our customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. This right will terminate upon the earlier of a change of control of Cantor and the last day of the calendar quarter during which Cantor represents one of our 15 largest customers in terms of transaction volume. In addition, Cantor has an unlimited right to internally use our market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related-party transactions or arrangements between us and Cantor are subject to prior approval by our Audit Committee. During the year ended December 31, 2025, we recorded revenues from Cantor entities of $0.4 million related to commissions paid to us by Cantor. These revenues are included as part of “Commissions” in our Consolidated Statements of Operations.

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

The U.S. Master ASA provides that direct costs incurred by the service provider are charged back to the service recipient. Additionally, for rental expense and insurance, costs are determined based on each party’s pro rata portion of (i) rental expense (based on square footage used) during the terms of the leases for such spaces, (ii) general liability or business interruption insurance expense (based on total revenues), and (iii) property and casualty insurance (based on headcount). In connection with the services Cantor provides, we and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of ours. For the year ended December 31, 2025, we were charged $141.9 million for the services provided by Cantor and its affiliates, of which $103.6 million was to cover compensation to leased employees. These allocated charges may from time to time include compensation charges related to services provided in the ordinary course of business by a number of individuals who are corporate executives or other management of Cantor or their staff, including Mr. Brandon Lutnick, a member of our Board of Directors and Chief Executive Officer of Cantor, or Mr. Kyle Lutnick, the brother of Mr. Brandon Lutnick and the Executive Vice Chairman of Cantor. These charges are not segregated by nor identify the specific services provided by such individuals. For the year ended December 31, 2025, the allocated compensation charges for services related to individuals in this group was approximately $2.57 million. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in our Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in our Consolidated Statements of Operations.

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

The U.K. Master ASA provides that direct costs incurred by the service providers are charged back to the recipient, plus a mark-up (if any), as the parties may agree from time to time, which has generally been 7.5% for services provided to Cantor. BGC charges Cantor on the same basis as it charges Tower Bridge (although it charges Tower Bridge without any markup). Tower Bridge and its affiliates charge Cantor on the basis described above for the assets and office space they provide. Additionally, for rental expense and insurance, costs are determined based on each party’s pro rata portion of (i) rental expense (based on square footage used) during the terms of the leases for such spaces, and (ii) insurance expense (based on square footage used). Each recipient of services remains responsible for its own regulatory and other compliance functions. These revenues are included as part of “Fees from related parties” in our Consolidated Statements of Operations. For the year ended December 31, 2025, we recognized related party revenues of $18.7 million for the services provided to Cantor and its affiliates.

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

We own 52% of Tower Bridge and consolidate it, and Cantor owns 48%. Cantor’s interest in Tower Bridge is reflected as a component of “Noncontrolling interest in subsidiaries” in our Consolidated Statements of Financial Condition, and the portion of Tower Bridge’s income attributable to Cantor is included as part of “Net income (loss) from continuing operations attributable to noncontrolling interest in subsidiaries” in our Consolidated Statements of Operations. For the year ended December 31, 2025, Cantor’s share of the net profit of Tower Bridge was $2.8 million.

Administrative Services Agreements Between Tower Bridge and Regulated Entities

Previously, Tower Bridge entered into multiple administrative services agreements (the “Original Regulated Entity ASAs”) effective December 31, 2011, and amended from time to time, under which Tower Bridge provides specified administrative services to each of our six U.K. regulated entity affiliates: BGC Brokers, Cantor Fitzgerald Europe, BGC International, eSpeed International Limited, eSpeed Support Services Limited and Cantor Index Limited (the “Regulated Entities”). On July 1, 2023, BGC Group adopted the form of its New ASAs (the “Form Regulated Entity ASA” and together with the Original Regulated Entity ASAs, the “Regulated Entity ASAs”) to be used going forward for our Regulated Entities, and other applicable regulated entities from time to time. There were no material changes made in connection with the Form Regulated Entity ASA.

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

FMX Administrative Services Agreement

In connection with the FMX Separation (as defined below), on April 23, 2024, Tower Bridge and FMX entered into an Administrative Services Agreement, pursuant to which Tower Bridge would provide certain administrative services and technology services to FMX. See “— FMX” for additional information on FMX.

Changes in Allocations Under Administrative Services Agreements

From time to time, our Audit Committee may approve changes in the allocations of the differential between the Company’s and Cantor’s average increase in total compensation year over year to employees shared with Cantor under our various administrative services agreements. In each case, such total compensation shall be allocated or credited to us only in respect of the period for which the awards were made (regardless of the ultimate charges associated with such awards) and shall be calculated at the date of grant and equal the total cash paid by us to each employee plus the number of partnership or equity units issued to such employee multiplied by the price of a share of our Class A common stock on the date of grant plus the gross amount of any cash advance distribution loan made to such employee.

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

Notes Payable and Market-Making Transactions

4.375% Senior Notes due 2025

During 2025 Cantor held $14.5 million of our 4.375% Senior Notes due 2025, which matured on December 15, 2025. Cantor received $14.5 million plus interest upon maturity of the BGC Group 4.375% Senior Notes that it held. Since January 1, 2025, Cantor has received approximately $0.6 million in interest payments on our 4.375% Senior Notes due 2025 that it held.

Market-Making Transactions

On November 8, 2024, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes, and BGC Group 6.600% Senior Notes in connection with ongoing market-making transactions which could occur from time to time.

On November 10, 2025, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes, BGC Group 6.600% Senior Notes, and BGC Group 6.150% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any other of the Company’s other affiliates, has any obligation to make a market in the Company’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Also on November 10, 2025, market-making transactions pursuant to the resale registration statement described in the paragraph above were terminated.

6.150% Senior Notes due 2030

On April 2, 2025, BGC Group issued an aggregate of $700.0 million principal amount of 6.150% Senior Notes due 2030. In connection with this issuance, BGC Group recorded $0.4 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in BGC Group’s Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.

CEO Program

On August 3, 2022, the SEC declared effective a shelf registration statement on Form S-3 that we filed in connection with the issuance and sale of up to an aggregate of $300.0 million of shares of BGC Class A common stock from time to time on a delayed or continuous basis pursuant to a controlled equity offering (“CEO Program”). Such sales would have been pursuant to a Controlled Equity OfferingSM sales agreement with CF&Co, under which we agreed to pay CF&Co 2% of the gross proceeds from the sale of any shares. As of December 31, 2025, we had not sold any shares of BGC Class A common stock or paid any commission to CF&Co under the sales agreement. The registration statement and the related sales agreement both expired on August 2, 2025.

Certain Financial Advisory Fees and Commissions Paid by the Company to CF&Co

On August 2, 2010, we were authorized to engage CF&Co and its affiliates to act as financial advisors in connection with one or more third-party business combination transactions as requested by the Company on behalf of its affiliates from time to time on specified terms, conditions and fees. The Company may pay finders’, investment banking or financial advisory fees to broker-dealers, including, but not limited to, CF&Co and its affiliates, from time to time, in connection with certain business combination transactions, and, in some cases, the Company may issue shares of BGC Class A common stock in full or partial payment of such fees. The Company did not pay any fees to CF&Co in connection with the disposition transactions during the year ended December 31, 2025.

On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equity securities. Such stock loan transactions will bear market terms and rates. As of December 31, 2025, we did not have any stock loan transactions with CF&Co. Securities loaned in stock loan transactions are included in “Securities loaned” in our Consolidated Statements of Financial Condition.

Transactions with the Cantor Relief Fund

As of December 31, 2025, we had liabilities to the Cantor Relief Fund and The Cantor Foundation (U.K.) for $17.3 million, which included $11.5 million of additional expense taken in September 2025. During 2025 we paid the Cantor Relief Fund and The Cantor Foundation (U.K.) $5.2 million and $4.6 million, respectively. In March 2026, we paid $14.2 million to the Cantor Relief Fund.

Clearing Agreements with Cantor

We and our subsidiaries receive certain clearing services from Cantor and its subsidiaries pursuant to several clearing agreements, including the Clearing Services Agreement, dated May 9, 2006 (the “Clearing Services Agreement”), between CF&Co and BGCF. These clearing services are provided in exchange for payment by the Company and its subsidiaries for certain clearing costs and allocated costs. The costs associated with these payments are included as part of “Fees to related parties” in the Company’s Consolidated Statements of Operations. The costs for these services are included as part of the charges to BGC for services provided by Cantor and its affiliates as discussed in “— BGC U.S. Administrative Services Agreement, U.K. Administrative Service Agreement with Tower Bridge, and Regulatory Administrative Services Agreements — U.S. Master Administrative Service Agreement” above.

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

During the year ended December 31, 2025, the Company was charged $4.0 million by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of December 31, 2025, at a fair value of $67.6 million.

Other Transactions

In December 2025, the Company agreed to pay Cantor $0.9 million in connection with a rent rebate related to Cantor’s exit from a shared office lease.

The Company periodically acts as an intermediary to administer payments on behalf of related parties.

FMX

Separation and Investment

On April 23, 2024, BGC, FMX, and Cantor entered into a separation agreement pursuant to which BGC contributed the assets and liabilities related to FMX’s business to FMX (the “FMX Separation”) and pursuant to which BGC and FMX agreed to certain restrictions in the operations of their respective businesses. Following the FMX Separation, between April 23, 2024 and April 24, 2024, Bank of America, Barclays, Citadel Securities, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo (the “FMX Equity Partners”) contributed $172 million into FMX in exchange for a 25.75% ownership interest in FMX at a post-money equity valuation of $667 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem.

Non-conforming Subordination Agreements

On June 26, 2024, the Audit Committee of BGC approved the entry into one or more Non-Conforming Subordination Agreements (any such agreement, an “NCSA”) by BGC or its subsidiaries, including FMX, with CF&Co (or its affiliates). Pursuant to any NCSA, the BGC party would acknowledge that its brokerage account(s) held at CF&Co are not “customers” of CF&Co and would agree to subordinate its right to receive securities or funds held in such accounts to the claims of Cantor’s customers. This acknowledgment and agreement by the relevant BGC party enable CF&Co to receive such securities or funds from the BGC party and post them with the Fixed Income Clearing Corporation (“FICC”) without requiring that they be segregated. CF&Co and FMX entered into an NCSA on July 11, 2024.

FMX Administrative Services Agreement

In connection with the FMX Separation, on April 23, 2024, Tower Bridge and FMX entered into an Administrative Services Agreement, pursuant to which Tower Bridge would provide certain administrative services and technology services to FMX.

Receivables from and Payables to Related Broker-Dealers

We and Cantor formed Freedom International Brokerage Company (“Freedom”) to acquire a 66.7% economic interest in Freedom International Brokerage, a Canadian government securities broker-dealer and Nova Scotia unlimited liability company, in April 2001. As of the closing of the merger, we became entitled to 100% of Freedom’s capital interest in Freedom International Brokerage and we assumed 100% of Freedom’s cumulative profits. Amounts due to or from Cantor and Freedom, which is one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s Consolidated Statements of Financial Condition. As of December 31, 2025, the Company had receivables from Freedom of $1.4 million. As of December 31, 2025, the Company had $1.8 million in receivables from Cantor related to open derivative contracts. As of December 31, 2025, the Company had $0.8 million in payables to Cantor related to open derivative contracts. As of December 31, 2025, the Company had no receivables from or payables to Cantor related to fails and pending trades.

Other Transactions with Cantor

Treasury Fails

We are authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of December 31, 2025, Cantor had not facilitated any repurchase agreements between the Company and Cantor for the purpose of financing fails.

Reverse Repurchase Agreements

As part of our cash management process, we may enter into tri-party reverse repurchase agreements and other short-term investments, some of which may be with Cantor. As of December 31, 2025, we had no reverse repurchase agreements outstanding.

FX Exposure

To more effectively manage our exposure to changes in FX rates, we and Cantor have agreed to jointly manage the exposure. As a result, we are authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between us and Cantor. The amount allocated to each party is based on the total net exposure for us and Cantor. The ratio of gross exposures of Cantor and us is utilized to determine the shares of profit or loss allocated to each for the period. During the year ended December 31, 2025, we recognized our share of FX loss of $3.2 million.

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

Asset Backed Commercial Paper

In August 2013, the Audit Committee authorized us to invest up to $350.0 million in an asset-backed commercial paper program for which certain Cantor entities serve as placement agent and referral agent. The program issues short-term notes to money market investors and is expected to be used from time to time as a liquidity management vehicle. The notes are backed by assets of highly rated banks. We are entitled to invest in the program so long as the program meets investment policy guidelines, including policies relating to ratings. Cantor will earn a spread between the rate it receives from the short-term note issuer and the rate it pays to us on any investments in this program. This spread will be no greater than the spread earned by Cantor for placement of any other commercial paper note in the program. As of December 31, 2025, we did not have any investments in the program.

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

On June 7, 2024, we entered into a third amendment to the Intercompany Credit Agreement. The third amendment provides that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million pursuant to a new category of “FICC-GSD Margin Loans.” FICC-GSD Margin Loans are loans made by a party to the Intercompany Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades. FICC-GSD Margin Loans will bear interest at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. The maturity date in respect of FICC-GSD Margin Loans will not exceed 35 days from the date the loan is made, unless otherwise agreed to by the parties. All other terms of the Intercompany Credit Agreement, including terms applicable to loans made thereunder that are not FICC-GSD Margin Loans, remain the same.

On April 4, 2025, Cantor borrowed $120.0 million from us under the Intercompany Credit Agreement. Cantor partially repaid us $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to the Company the outstanding principal of $77.0 million borrowed from the Company under the Intercompany Credit Agreement plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% for the year ended December 31, 2025. As of December 31, 2025, there were no borrowings by Cantor outstanding under the Intercompany Credit Agreement. The Company recorded $1.5 million of interest income related to the Intercompany Credit Agreement for the year ended December 31, 2025.

On November 12, 2025, we borrowed $20.0 million from Cantor under the Intercompany Credit Agreement. As of December 31, 2025, there were $20.0 million of borrowings by the Company outstanding under the Intercompany Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 5.45% for the year ended December 31, 2025. On January 9, 2026, we repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the Intercompany Credit Agreement. We recorded interest expense related to the Intercompany Credit Agreement of $ 0.2 million since January 1, 2025.

Potential Conflicts of Interest and Competition Among Cantor, BGC and Newmark

General

We are controlled by Cantor and CFGM, which are controlled indirectly by Mr. Brandon Lutnick, Cantor’s Chief Executive Officer and Chairman and CFGM’s Chief Executive Officer. As of April 10, 2026, Mr. Brandon Lutnick beneficially owned 2.0 million shares of our Class A common stock and 109.4 million shares of our Class B common stock, collectively representing 74.9% of the total voting power of our outstanding common stock.

There is overlap in our Board and management with Cantor’s and Newmark’s board of directors and management, including (i) Mr. Merkel, who serves as both our Executive Vice President and General Counsel as well as Chairman of the Board, Executive Vice President and Chief Legal Officer of Newmark, and as Cantor’s Executive Vice Chairman, Executive Managing Director, and General Counsel, and (ii) Mr. Brandon Lutnick, who is a member of our Board and also serves as Cantor’s Chief Executive Officer and Chief Executive Officer of CFGM.

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

Cantor’s, CFGM,’s and/or Mr. Brandon Lutnick’s ability to exercise control or influence over us could create or appear to create potential conflicts of interest. Conflicts of interest or the appearance thereof may arise between us and Mr. Brandon Lutnick, Cantor and CFGM and/or other members of the Lutnick family in a number of areas relating to our past and ongoing relationships, including:

●	potential acquisitions and dispositions of businesses, mergers, joint ventures, investments or similar transactions, and the entry into new or expansion of existing business lines;

●	the issuance, acquisition or disposition of securities by us;

●	the election of new or additional directors to our Board and/or causing the appointment of executive officers or other members of the management team, any of which could be members of the Lutnick family;

●	the payment of dividends by us (if any), and repurchases of shares of our Class A common stock or other equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others;

●	any loans to or from us or Cantor, or any financings or credit arrangements that relate to or depend on our relationship with Cantor or its relationship with us;

●	clients of ours who may also be clients of Cantor or Newmark, and any preferential terms or terms perceived as being preferential that may be extended to such clients by Cantor, Newmark or us;

●	investment banking services or advisory services provided by Cantor, CF&Co and its affiliates, and any customary fees and commissions associated with such services;

●	market making or underwriting provided by Cantor, CF&Co and its affiliates for our notes once the appropriate registration statement is filed with the SEC;

●	intellectual property matters;

●	business combinations involving us;

●	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities, including Cantor’s and our brokerage and financial services;

●	conflicts between our agency trading for primary and secondary bond sales and Cantor’s investment banking bond origination business;

●	competition between our and Cantor’s other equity derivatives and cash equity inter-dealer brokerage businesses;

●	the nature, quality and pricing of administrative services to be provided to or by Cantor and/or Tower Bridge;

●	provision of clearing capital pursuant to the Clearing Agreement;

●	any positions by members of the Lutnick family with us, including as directors or officers, and our affiliates, Newmark and/or Cantor and their ownership of any of our equity or the equity of any of Cantor’s other affiliates; and

●	any transactions between us or any of our affiliates and the U.S. government or related entities or any actual or perceived conflicts of interests related thereto.

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

Moreover, the service of officers or partners of Cantor as our executive officers and those persons’ ownership interests in and payments from Cantor and our other affiliates, including SPACs and similar investments or other entities, could create conflicts of interest when BGC and/or Newmark and those directors or executive officers are faced with decisions that could have different implications for BGC and/or Newmark and them.

For purposes of the below:

●	“BGC Group Company” means BGC Group or any of its affiliates (other than, if applicable, Newmark and Newmark’s subsidiaries);

●	“Cantor Company” means Cantor or any of its affiliates;

●	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person;

●	“BGC Corporate Opportunity” means any business opportunity that BGC is financially able to undertake, that is, from its nature, in BGC’s lines of business, is of practical advantage to BGC and is one in which BGC has an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of Cantor or their respective representatives will be brought into conflict with BGC’s self-interest; and

●	“Newmark Corporate Opportunity” means any business opportunity that Newmark is financially able to undertake, that is, from its nature, in Newmark’s lines of business, is of practical advantage to Newmark, and is one in which Newmark has an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Group Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with Newmark’s self-interest.

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

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any future material related-party transactions or arrangements between Cantor and its other affiliates and us are subject to the prior approval by our Audit Committee, but generally do not require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders.

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

To address potential conflicts of interest between Cantor and its representatives and us, our Certificate of Incorporation contains provisions regulating and defining the conduct of our affairs as they may involve Cantor and its representatives, and our powers, rights, duties and liabilities and those of our representatives in connection with our relationship with Cantor and its affiliates, officers, directors, general partners or employees. Our Certificate of Incorporation provides that, to the greatest extent permitted by law, no Cantor Company or any of the representatives of a Cantor Company will owe any fiduciary duty to, nor will any Cantor Company or any of their respective representatives be liable for breach of fiduciary duty to, us or any of our stockholders, including with respect to corporate opportunities. In addition, to the greatest extent permitted by law, Cantor and its respective representatives have no duty to refrain from engaging in the same or similar activities or lines of business as us or doing business with any of our customers. The corporate opportunity policy that is included in our Certificate of Incorporation is designed to resolve potential conflicts of interest between us and our representatives and Cantor and its representatives.

If a third party presents a BGC Corporate Opportunity to a person who is a representative of ours and a representative of a Cantor Company, expressly and solely in such person’s capacity as a representative of us, and such person acts in good faith in a manner consistent with the policy that such BGC Corporate Opportunity belongs to us, then such person:

●	will be deemed to have fully satisfied and fulfilled any fiduciary duty that person has to us;

●	will not be liable to us or any of our stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to the BGC Corporate Opportunity;

●	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, our best interests; and

●	will be deemed not to have breached such person’s duty of loyalty to us and our stockholders, and not to have derived an improper personal benefit therefrom.

A Cantor Company may pursue such a BGC Corporate Opportunity if we decide not to.

If a BGC Corporate Opportunity is not presented to a person who is both a representative of ours and a representative of a Cantor Company expressly and solely in such person’s capacity as a representative of us, such person will not be obligated to present the BGC Corporate Opportunity to us or to act as if such BGC Corporate Opportunity belongs to us, and such person:

●	will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as a representative of us with respect to such BGC Corporate Opportunity;

●	will not be liable to us or any of our stockholders for breach of fiduciary duty by reason of such person’s action or inaction with respect to such BGC Corporate Opportunity;

●	will be deemed to have acted in good faith and in a manner that such person reasonably believed to be in, and not opposed to, our best interests; and

●	will be deemed not to have breached a duty of loyalty to us and our stockholders and not to have derived an improper personal benefit therefrom.

Potential Conflicts Related to Newmark and Cantor

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

Newmark’s agreements and other arrangements with BGC and Cantor, including the Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of Newmark’s Audit Committee. During the time that Newmark is controlled by Cantor, Cantor may be able to require Newmark to agree to amendments to these agreements. Newmark may not be able to resolve any potential conflicts, and, even if Newmark does, the resolution may be less favorable to Newmark than if Newmark were dealing with an unaffiliated party. As a result, the prices charged to or by Newmark for services provided under Newmark’s agreements with BGC and/or Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to Newmark than those that Newmark could have negotiated with third parties.

In order to address potential conflicts of interest between or among BGC, Cantor and their respective representatives and Newmark, Newmark’s certificate of incorporation contains provisions regulating and defining the conduct of Newmark’s affairs as they may involve BGC and/or Cantor and their respective representatives, and Newmark’s powers, rights, duties and liabilities and those of Newmark’s representatives in connection therewith. Newmark’s certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Group Company, or any of the representatives, as defined above, of a Cantor Company or BGC Group Company will, in its capacity as Newmark’s stockholder or affiliate, owe or be liable for breach of any fiduciary duty to Newmark or any of Newmark’s stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Group Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as Newmark or Newmark’s representatives or doing business with any of Newmark’s or Newmark’s representatives’ clients or customers. If any Cantor Company, BGC Group Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a Newmark Corporate Opportunity for any such person, on the one hand, and Newmark or any of Newmark’s representatives, on the other hand, such person will have no duty to communicate or offer such Newmark Corporate Opportunity to Newmark or any of Newmark’s representatives, and will not be liable to Newmark, any of Newmark’s stockholders or any of Newmark’s representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such Newmark Corporate Opportunity for themselves, direct such Newmark Corporate Opportunity to another person or do not present such Newmark Corporate Opportunity to Newmark or any of Newmark’s representatives, subject to the requirement described in the following sentence. If a third party presents a Newmark Corporate Opportunity to a person who is both Newmark’s representative and a representative of a BGC Group Company and/or a Cantor Company, expressly and solely in such person’s capacity as Newmark’s representative, and such person acts in good faith in a manner consistent with the policy that such Newmark Corporate Opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to Newmark as Newmark’s representative with respect to such Newmark Corporate Opportunity, provided that any BGC Group Company, any Cantor Company or any of their respective representatives may pursue such Newmark Corporate Opportunity if Newmark decides not to pursue such Newmark Corporate Opportunity.

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

Leases

We have offices in the United States, Canada, Europe, United Kingdom, Latin America, Asia, Australia, Africa and the Middle East. Our principal executive offices are located at 499 Park Avenue, New York, New York. We also occupy a space at 55 Water Street, New York, New York. Under the U.S. Master ASA and U.K. Master ASA, each with Cantor, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

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

Legal Proceedings

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners of the defendants on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5.0 million. On April 28, 2023, the defendants filed a motion to dismiss the complaint. In response, the plaintiffs filed an amended complaint. On July 14, 2023, the defendants filed a motion to dismiss the amended complaint. The plaintiffs then filed a second amended complaint in March 2024. On December 2, 2024, the Court granted the defendants’ motion to dismiss the second amended complaint in its entirety. On December 16, 2024, the plaintiffs filed a notice of appeal to the Third Circuit Court of Appeals, followed by full briefing by the parties. The Third Circuit Court of Appeals heard argument on September 17, 2025. On December 15, 2025, the Third Circuit affirmed the District Court’s judgment dismissing the case.

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

Stock Repurchase Program

Our Board and Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On July 1, 2023, in connection with the Corporate Conversion, our Board and Audit Committee approved the authorized repurchases of BGC Group stock or Company equity securities from any holder of Company equity securities, including our directors, officers, and employees, of up to $400.0 million. On October 30, 2024, our Board and Audit Committee re-authorized our stock repurchase authorization in an amount up to $400.0 million. On November 5, 2025, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. Additionally, we are authorized to make any such repurchases through Cantor or its affiliates, including CF&Co, in their capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time. During the year ended December 31, 2025, CF&Co acted as our broker in connection with repurchases of an aggregate of approximately 10.7 million shares of Class A common stock, and we paid CF&Co commissions of $100,817 for their services as broker-dealer in connection with repurchase transactions.

Debt Repurchase Program

Our Board of Directors and its Audit Committee have authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of the BGC Partners Notes, the Company’s existing Senior Notes, and any future debt securities issued by the Company or its subsidiaries (collectively, “Company Debt Securities”). Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. As of December 31, 2025, the Company had $49.5 million remaining under this debt repurchase authorization.

CX Futures Transaction

On June 7, 2021, our Board and Audit Committee approved entry into agreements between certain affiliates of BGC and Cantor for the sale to BGC of Cantor’s futures exchange and related clearinghouse (the “Futures Transaction”). On June 21, 2021, BGC entered into a Purchase Agreement with Cantor, providing that at closing BGC will purchase the direct and indirect equity of each of (i) CFLP CX Futures Exchange Holdings, LLC, (ii) CFLP CX Futures Exchange Holdings, L.P., (iii) CX Futures Exchange Holdings, LLC, (iv) CX Clearinghouse Holdings, LLC, (v) CX Futures Exchange, L.P. and (vi) CX Clearinghouse, L.P. (collectively, the “Futures Exchange Group”), for a purchase price of approximately $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of BGC’s portion of the profits of the Futures Exchange Group, capped at approximately $37.5 million, the amount Cantor contributed to the Futures Exchange Group prior to closing. The Futures Transaction closed on July 30, 2021.

As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of December 31, 2025, the Company had recorded assets of $1.0 million in the Company’s Consolidated Statements of Financial Condition for this indemnity.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit fees	$13,184,456	$9,820,161
Audit-related fees	96,600	96,600
Tax fees	190,509	542,087
All other fees	-	-
Total	$13,471,565	$10,458,848

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

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2025, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2025. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2025 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve auditing services, internal control-related services and permitted non-audit services to be performed for us by our independent auditors.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.2	Amendment No. 1, dated as of November 5, 2007, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.3	Amendment No. 2, dated as of February 1, 2008, to the Agreement and Plan of Merger, dated as of May 29, 2007, by and among eSpeed, Inc., BGC Partners, Inc., Cantor Fitzgerald, L.P., BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to BGC Partners, Inc.’s. Definitive Proxy Statement on Schedule 14A filed with the SEC on February 11, 2008)

2.4**	Separation Agreement, dated as of March 31, 2008, by and among Cantor Fitzgerald, L.P., BGC Partners, LLC, BGC Partners, L.P., BGC Global Holdings, L.P. and BGC Holdings, L.P. (incorporated by reference to Exhibit 2.4 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on April 7, 2008)

2.5**	Purchase Agreement, dated as of April 1, 2013, by and among BGC Partners, Inc., BGC Partners, L.P., The NASDAQ OMX Group, Inc., and for certain limited purposes, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on August 8, 2013)

2.6**	Tender Offer Agreement executed by BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., dated February 19, 2015 (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on February 25, 2015)

2.7	Stock Purchase Agreement by and among GFINet, Inc., GFI TP Holdings Pte Ltd, Intercontinental Exchange, Inc., and, solely for the purposes set forth therein, GFI Group Inc. and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on November 18, 2015)

2.8**	Agreement and Plan of Merger, dated December 22, 2015, by and among BGC Partners, Inc., JPI Merger Sub 1, Inc., JPI Merger Sub 2, LLC, Jersey Partners Inc., New JP Inc., Michael Gooch and Colin Heffron (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on December 23, 2015)

Exhibit Number	Exhibit Title
2.9**	Transaction Agreement, dated as of July 17, 2017, by and among BGC Partners, Inc. BGC Partners, L.P., Cantor Fitzgerald, L.P., Cantor Commercial Real Estate Company, L.P., Cantor Sponsor, L.P., CF Real Estate Finance Holdings, L.P. and CF Real Estate Finance Holdings GP, LLC (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Current Report on Form 8-K filed with the SEC on July 21, 2017)

2.10**	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed on November 27, 2018)

2.11	Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, Dated May 26, 2021, by and Among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on August 6, 2021)

2.12	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated August 25, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.2 to BGC Partners, Inc. Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.13	Deed of Variation in Respect of the Agreement for the Sale and Purchase of the Share Capital of Ed Broking Group Limited and Besso Insurance Group Limited, dated October 31, 2021, by and among Tower Bridge (One) Limited, Ardonagh Specialty Holdings 2 Limited, The Ardonagh Group Limited and BGC Partners, Inc. (incorporated by reference to Exhibit 2.3 to BGC Partners, Inc.’s. Quarterly Report on Form 10-Q filed with the SEC on November 8, 2021)

2.14*	Corporate Conversion Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)

2.15	Amendment to the Corporate Conversion Agreement, dated as of March 29, 2023, by and among BGC Partners, Inc., BGC Group, Inc., BGC Holdings, L.P., BGC GP, LLC, BGC Partners II, Inc., BGC Partners II, LLC, BGC Holdings Merger Sub, LLC and, solely for the purposes of certain provisions therein, Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 2.15 to BGC Partners, Inc.’s Annual Report on Form 10-K/A filed with the SEC on April 28, 2023)

3.1	Amended and Restated Certificate of Incorporation of BGC Group, Inc. (incorporated by reference to Exhibit 3.1 to BGC Group, Inc.’s. Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

3.2	Amended and Restated Bylaws of BGC Group, Inc. (incorporated by reference to Exhibit 3.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

4.1	Description of BGC Group, Inc.’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2026)

4.2	Indenture, dated as of September 27, 2019, between BGC Partners, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Partners, Inc.’s Form 8-K filed with the SEC on September 30, 2019)

Exhibit Number	Exhibit Title
4.3	Third Supplemental Indenture, dated as of May 25, 2023, between BGC Partners, Inc. and Computershare Trust Company, N.A. as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.4	Form of BGC Partners, Inc. 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.3 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on May 25, 2023)

4.5	Fourth Supplemental Indenture, dated as of September 19, 2023, between BGC Partners, Inc. and Computershare Trust Company, National Association, as successor to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.6	Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.2 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.7	Third Supplemental Indenture, dated as of October 6, 2023, between BGC Group, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.8	Form of BGC Group, Inc.’s 8.000% Senior Notes due 2028 (incorporated by reference to Exhibit 4.5 of BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

4.9	Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.10	First Supplemental Indenture, dated as of June 10, 2024, between BGC Group, Inc. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.11	Form of BGC Group, Inc. 6.600% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to BGC Group, Inc’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

4.12	Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)

4.13	First Supplemental Indenture, dated as of April 2, 2025, between BGC Group, Inc. and The Huntington National Bank, as trustee (incorporated by reference to Exhibit 4.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)

4.14	Form of BGC Group, Inc. 6.150% Senior Notes due 2030 (incorporated by reference to Exhibit 4.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)

10.1	Amended, Restated and Consolidated Registration Rights Agreement, dated as of July 1, 2023, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.2	Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and between Cantor Fitzgerald, L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.3	Amended and Restated Administrative Services Agreement, dated as of July 1, 2023, by and among Tower Bridge International Services L.P. and BGC Group, Inc. (incorporated by reference to Exhibit 10.5 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

Exhibit Number	Exhibit Title
10.4	Form of Regulated Entity Administrative Services Agreement (incorporated by reference to Exhibit 10.6 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.5	License Agreement, dated as of April 1, 2008, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.10 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2008)

10.6	Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.7	Amendment to Clearing Services Agreement, dated November 7, 2008, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.8	Second Amendment, dated August 16, 2010, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.9	Third Amendment, dated June 16, 2020, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.10	Fourth Amendment, dated as of June 7, 2024, to the Clearing Services Agreement, dated May 9, 2006, between Cantor Fitzgerald & Co. and BGC Financial, Inc. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.11	Agreement dated November 5, 2008 between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2008)

10.12	First Amendment, dated June 16, 2020, to the Agreement between BGC Partners, Inc. and Cantor Fitzgerald, L.P. regarding clearing capital, dated November 5, 2008 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2020)

10.13	Assignment, Assumption and Second Amendment, dated as of June 7, 2024, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., to the Clearing Capital Agreement, dated November 5, 2008, between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.14†	Amended and Restated Change in Control Agreement dated August 3, 2011 between Howard W. Lutnick and BGC Partners, Inc. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.15†	Amended and Restated Change in Control Agreement dated August 3, 2011 between Stephen M. Merkel and BGC Partners, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011)

10.16†	Amended and Restated Deed of Adherence, dated as of January 22, 2014, between Sean Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on January 28, 2014)

10.17†	Deed of Amendment, dated February 24, 2017, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.86 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)

Exhibit Number	Exhibit Title
10.18†	Deed of Amendment, dated November 5, 2020, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.19†	Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.87 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on February 28, 2017)

10.20†	Amendment, dated November 5, 2020, to the Consultancy Agreement, dated February 24, 2017, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.3 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020)

10.21†	Deed of Amendment, dated July 12, 2023, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on July 13, 2023)

10.22	Letter Agreement, dated as of August 24, 2015, among BGC Partners, Inc., BGC Partners, L.P. and GFI Group Inc., relating to shareholder litigation and the Tender Offer Agreement (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2015)

10.23†	BGC Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.24†	BGC Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K12B filed with the SEC on July 3, 2023)

10.25	Amended and Restated Agreement of Limited Partnership of CF Real Estate Finance Holdings, L.P., dated as of September 8, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.26**	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.27	Amendment No. 1, dated November 8, 2018, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P. (incorporated by reference to Exhibit 10.6 to BGC Partners, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018)

10.28**	Second Amended and Restated Agreement of Limited Partnership of BGC Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.4 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.29**	Second Amended and Restated Agreement of Limited Partnership of BGC Global Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.5 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.30	Second Amendment, dated as of March 10, 2023, to the Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2023)

Exhibit Number	Exhibit Title
10.31	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.32	Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.33	Amendment, dated August 6, 2018, to the Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on August 7, 2018)

10.34	Second Amendment, dated as of March 8, 2024, to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018 and as assumed by BGC Group, Inc. as of October 6, 2023, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on March 12, 2024)

10.35	Third Amendment, dated as of June 7, 2024, by and between BGC Group, Inc. and Cantor Fitzgerald, L.P., to the Credit Agreement, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P., dated as of March 19, 2018, as amended as of August 16, 2018, assumed by BGC Group, Inc. as of October 6, 2023, and amended as of March 8, 2024 (incorporated by reference to Exhibit 10.2 BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2024)

10.36	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on March 23, 2018)

10.37	Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.38	First Amendment, dated December 11, 2019, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2019)

10.39	Second Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as the Administrative Agent. (incorporated by reference to Exhibit 10.47 to BGC Partners, Inc.’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.40	Assignment and Assumption Agreement, dated as of October 6, 2023, by and between BGC Group, Inc., BGC Partners, Inc., and Cantor Fitzgerald, L.P., relating to the Credit Agreement, dated as of March 19, 2018, as amended as of August 6, 2018, by and between BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on October 6, 2023)

10.41*	Support Agreement, dated as of November 15, 2022, by and among BGC Partners, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference to Exhibit 10.1 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 16, 2022)

Exhibit Number	Exhibit Title
10.42	Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among BGC Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 30, 2024)

10.43	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 6, 2024, by and among BGC Group, Inc., as the Borrower, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2024)

10.44†	Amended and Restated Employment Agreement dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.45†	Amended and Restated Bonus Letter, dated February 18, 2025, by and between John Abularrage and BGC Financial, L.P. (incorporated by reference to Exhibit 10.2 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.46†	Amended and Restated Employment Agreement, dated February 18, 2025, by and between JP Aubin and BGC Brokers L.P. (incorporated by reference to Exhibit 10.3 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.47†	Amended and Restated Consultancy Contract, dated February 18, 2025, by and between JP Aubin and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.4 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.48†	Deed of Amendment, dated February 18, 2025, to the Amended and Restated Deed of Adherence, between Sean A. Windeatt and BGC Services (Holdings) LLP (incorporated by reference to Exhibit 10.5 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on February 19, 2025)

10.49	Registration Rights Agreement, dated as of April 2, 2025, between BGC Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to BGC Group, Inc.’s Current Report on Form 8-K filed with the SEC on April 2, 2025)

19.1	BGC Group, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 3, 2025)

21.1	List of subsidiaries of BGC Group, Inc. (incorporated by reference to Exhibit 21.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2026)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2026)

31.1	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Co-Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Co-Principal Executive Officers and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 2, 2026)

97.1	BGC Group, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to BGC Group, Inc.’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101	Interactive data file, formatted in Inline XBRL

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K, formatted in inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2026.

BGC Group, Inc.

By:	/s/ Sean A. Windeatt
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer