Form 10-Q
period 2026-03-31
BGC Group, Inc.
filed 2026-05-11
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On May 8, 2026, the registrant had 369,603,684 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

BGC GROUP, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS
The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
2019 Form S-4 Registration Statement	On September 13, 2019, BGC filed a registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares of BGC Class A common stock in connection with business combination transactions, including acquisition of other businesses, assets, properties or securities

ADV	Average daily volume

AI	Artificial Intelligence; technology that uses data‑driven models to perform tasks requiring human‑like analysis, output generation, or decision‑making

AMCOM	American Commodities Brokerage Company, which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks, of which BGC Group acquired certain employees and net assets on December 31, 2025

Americas	United States and other countries included in North America and South America

APAC	Asia-Pacific

API	Application Programming Interface

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Audit Committee	Audit Committee of the Board

Aurel	The Company’s French subsidiary, Aurel BGC SAS

BGC, the Company, we, us, or our	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries, including BGC Partners, and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock or our Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock or our Class B common stock	BGC Class B common stock, par value $0.01 per share

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

BGC Derivative Markets	BGC Derivative Markets L.P.

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes which matured on December 15, 2025 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.150% Senior Notes	$700.0 million principal amount of 6.150% senior notes maturing on April 2, 2030 and issued on April 2, 2025

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan	BGC Partners Equity Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.150% Senior Notes, BGC Group 6.600% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC Partners 3.750% Senior Notes	$300.0 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on September 27, 2019. Following the Exchange Offer on October 6, 2023, $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes remained outstanding

BGC Partners 4.375% Senior Notes	$300.0 million principal amount of 4.375% senior notes which matured on December 15, 2025 and were issued on July 10, 2020. Following the Exchange Offer on October 6, 2023, $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes remained outstanding

BGC Partners 8.000% Senior Notes	$350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023. Following the Exchange Offer on October 6, 2023, $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remained outstanding

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

Capitalab	Capitalab Limited, which was part of the Company’s post-trade business. On December 3, 2024, the Company announced the sale of Capitalab Limited to Capitolis

CECL	Current Expected Credit Losses

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Clearing Capital Agreement	Agreement dated November 5, 2008, between BGC Partners and Cantor regarding clearing capital, as amended from time to time and assumed by BGC Group on June 7, 2024. On June 7, 2024, the agreement was amended to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

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

Controlling Investment Trustee
Any individual serving as investment trustee of the Purchaser Trusts (currently Mr. Brandon Lutnick) whose decision with respect to investment decisions, under the terms of such trusts, controls in the event of a disagreement among the investment trustees of such trusts

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

Founding Partners
Individuals who became limited partners of BGC Holdings in the mandatory redemption of interests in Cantor in connection with the 2008 separation and merger of Cantor’s BGC division with eSpeed, Inc. (provided that members of the Cantor group and Mr. Howard Lutnick (including any entity directly or indirectly controlled by Mr. Howard Lutnick or any trust with respect to which he is a grantor, trustee or beneficiary) are not founding partners) and became limited partners of Newmark Holdings in the Separation

Freedom	Freedom International Brokerage Company, a 45% voting interest ownership equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking
Futures Exchange Group	A wholly owned subsidiary of the Company made up of the following entities: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse, L.P.

FX	Foreign exchange

G20	A forum for the world’s major economies to discuss economic, social, and development issues

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income
Ginga	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which were liability awards recorded in “Accrued compensation” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Investment Company Act	Investment Company Act of 1940, as amended

Iran conflict	The conflict between the U.S.-Israel and Iran that began on February 28, 2026

kACE	kACE Financial, a provider of real-time pricing and advanced analytics platforms for complex FX derivatives sold by the Company on December 31, 2025

LCH	London Clearing House

LIBOR	London Interbank Offering Rate

Liquidity	A non-GAAP financial measure, comprised of the sum of Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements

LPUs
Certain limited partnership units of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings currently, held by certain employees of BGC and Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

Lutnick Family Voting Agreement	The voting and transfer agreement relating to Lutnick Family Voting Agreement Securities entered into on May 16, 2025 by Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey Lutnick, and Mr. Ryan Lutnick, each in their capacity as trustees of certain trusts (including the Purchaser Trusts) and certain other entities

Lutnick Family Voting Agreement Securities	Securities of the Company held by the trusts and other entities that are parties to the Lutnick Family Voting Agreement

Macro Hive	Macro Hive Limited

Majority of the Family Branches
With respect to any matter related to the Lutnick Family Voting Agreement, approval of such matter by both: (a) if there is a Controlling Investment Trustee, the Controlling Investment Trustee, and (b) if any Family Branch is entitled to vote in accordance with the Lutnick Family Voting Agreement, a majority vote of the Family Branches entitled to vote in accordance with the Lutnick Family Voting Agreement (with the Lutnick Family Voting Agreement specifying different approval standards if there is no Controlling Investment Trustee and no Family Branch entitled to vote in accordance with the Lutnick Family Voting Agreement).

MarketAxess	MarketAxess Holdings Inc.

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NDF	Non-deliverable forwards

NCSA	Non-Conforming Subordination Agreements

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Liquidity

N Units
Non-distributing partnership units, of BGC Holdings, prior to the Corporate Conversion, or Newmark Holdings currently, that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs, NPREUs, NLPUs, NPLPUs, NPSUs, and NPPSUs

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

Preferred Units
Preferred partnership units of BGC Holdings prior to the Corporate Conversion, or Newmark Holdings currently, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Purchaser Trusts	Certain trusts controlled by Mr. Brandon Lutnick as trustee with decision making control which closed the purchase of all voting shares of CFGM on October 6, 2025

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Reverse Repurchase Agreements	Agreements to resell securities, with such securities recorded at the contractual amount, including accrued interest, for which the securities will be resold, and accounted for as collateralized financing transactions

Revolving Credit Agreement	BGC Group’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018 and most recently amended and restated on April 26, 2024 and amended on December 6, 2024. The Revolving Credit Agreement provides for a maximum revolving loan balance of $700.0 million bearing interest at either SOFR or a defined base rate plus additional margin, and has a maturity date of April 26, 2027

ROU	Right-of-use

RSUs	BGC or Newmark restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

RSU Tax Account	RSU Tax Accounts were issued by BGC in connection with the Corporate Conversion in the place of certain non-exchangeable Preferred Units. The RSU Tax Accounts are settled for cash, rather than vesting into shares of BGC Class A common stock, may be entitled to a Preferred Return, and are not included in BGC’s fully diluted share count. The RSU Tax Accounts were issued in connection with RSUs and are to cover any withholding taxes to be paid when the RSUs vest into shares of BGC Class A common stock

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

Sage	Sage Energy Partners, LP, an energy and environmental brokerage firm that the Company acquired on October 1, 2024

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

Share Repurchase Authorization	The Company’s stock repurchase authorization, most recently re-approved by the Board and by the Audit Committee on November 5, 2025 for repurchases up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities

smartTrade	smartTrade Technologies SAS; a specialist in multi-asset electronic trading and SaaS solutions
SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradeweb	Tradeweb Markets, Inc.

Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

U.K.	United Kingdom

U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary of the Company

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the Iran conflict and other unrest in the Middle East (including the disruption of global energy supply chains and the closure or disruption of the Strait of Hormuz), the conflict between Ukraine and Russia, conflicts in Latin America and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, reductions in government spending, recession fears, infrastructure spending, supply chain issues and increased technology costs, market liquidity, and energy and other commodity costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors;
•market conditions and volatility, including fluctuations in interest rates and trading volumes, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases or decreases in deficits and the impact of changing government tax rates, interpretations of tax law and policy, repatriation rules, deductibility of interest, and other changes or potential changes to monetary policy, changing regulatory requirements or changes in legislation, regulations and priorities, possible turmoil across regional banks and certain global investment banks, volatility in the demand for the products and services we provide, possible disruptions in trading, potential deterioration of equity and debt capital markets and commodity and cryptocurrency markets, and potential economic downturns, including recessions, and similar effects, which may not be predictable in future periods;
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

•our relationships and transactions with Cantor and its affiliates, including CF&Co our structure, the timing and impact of any actual or future changes to our organization or structure, any related party transactions, any challenges to our interpretation or application of complex tax laws to our structure, conflicts of interest or litigation, including with respect to executive compensation matters or other transactions with our current and former executive officers, and with the U.S. government or governmental entities, any impact of Cantor’s results on our credit ratings and associated outlooks, any clearing capital agreements, clearing services agreements, Repurchase Agreements or Reverse Repurchase Agreements with or loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such financing transactions, CF&Co’s acting as our sales agent, initial purchaser or underwriter from time to time, Cantor’s holdings of Company Debt Securities, CF&Co’s acting as a market maker in Company Debt Securities, CF&Co’s acting as our financial advisor in connection with certain capital markets transactions and potential acquisitions, dispositions, divestitures or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
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
•risks inherent in doing business in international markets or with international partners, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the pursuit of trade, border control or other related policies by the U.S. and/or other countries, economic and political volatility in the U.K. and Europe, political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East (including the ongoing Iran conflict), Latin America, other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions or jurisdictions, additional sanctions and regulations imposed by governments and related counter-sanctions and impacts to cross-border trade and travel as well as potential changes in these factors;
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
•the effect on our business of leadership changes and our dependence upon our key employees, as well as the competing demands on the time of certain of our key employees who also provide services to Cantor, Newmark and various other ventures and investments sponsored by Cantor or otherwise, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain officers or employees and our ability to attract, retain, motivate and integrate new employees, and our ability to enforce post-employment restrictive covenants on awards previously granted to certain of our key employees and future awards or otherwise;

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
•our ability to manage turnover and hire, train, integrate and retain personnel, including brokers, salespeople, managers, other front-office personnel, technology professionals, back-office and support services and personnel, and departures of senior personnel;
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
•our ability to identify and remediate any material weaknesses or significant deficiencies in our internal controls which could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers, other front-office personnel and technology professionals;
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
•the impact of any potential future changes in our capital deployment priorities or any future reductions to our dividends and the timing and amounts of any future dividends, including on our stock price and on our ability to meet expectations with respect to payments of dividends and repurchases of shares of our Class A common stock, or other equity interests in us or any of our other subsidiaries, including from Cantor, our executive officers, other employees, and others, and our ability to pay any excise tax that may be imposed on the repurchase of shares; and
•the effect on the markets for and trading prices of our Class A common stock and Company Debt Securities of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable debt or other securities, our repurchases of shares of our Class A common stock or other equity interests in us or in our subsidiaries, our payment of dividends on our Class A common stock, convertible arbitrage, hedging, and other transactions engaged in by us or holders of our outstanding shares, Company Debt Securities or other securities, share sales and stock pledges, stock loans, and other financing transactions by holders of our shares (including by Cantor or others), including of shares acquired pursuant to our employee benefit plans, corporate restructurings, acquisitions, conversions of shares of our Class B common stock and any other convertible securities into shares of our Class A common stock.
The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. The Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$780,984	$851,502
Cash segregated under regulatory requirements	22,120	22,171
Financial instruments owned, at fair value	97,406	127,614
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,832,901	468,035
Accrued commissions and other receivables, net	612,506	482,013
Loans, forgivable loans and other receivables from employees and partners, net	470,048	436,082
Fixed assets, net	181,034	182,080
Investments	48,376	37,765
Goodwill	646,569	648,616
Other intangible assets, net	420,432	427,950
Receivables from related parties	5,108	5,006
Other assets	741,326	723,155
Total assets	$5,858,810	$4,411,989
Liabilities and Equity
Liabilities
Short-term borrowings from related parties	$—	$20,000
Accrued compensation	352,814	364,016
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,634,704	306,364
Payables to related parties	32,334	28,599
Accounts payable, accrued and other liabilities	790,047	771,963
Notes payable and other borrowings	1,776,913	1,775,705
Total liabilities	4,586,812	3,266,647
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized at both March 31, 2026 and December 31, 2025; 451,281,915 and 444,920,841 shares issued at March 31, 2026 and December 31, 2025, respectively; and 369,430,136 and 363,175,091 shares outstanding at March 31, 2026 and December 31, 2025, respectively	4,513	4,449
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized at both March 31, 2026 and December 31, 2025; 109,452,953 shares issued and outstanding at both March 31, 2026 and December 31, 2025, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,587,661	2,532,497
Treasury stock, at cost: 81,851,779 and 81,745,750 shares of Class A common stock at March 31, 2026 and December 31, 2025, respectively	(617,013)	(614,526)
Retained deficit	(835,965)	(910,391)
Accumulated other comprehensive income (loss)	(40,418)	(40,641)
Total stockholders’ equity	1,099,873	972,483
Noncontrolling interest in subsidiaries	172,125	172,859
Total equity	1,271,998	1,145,342
Total liabilities and equity	$5,858,810	$4,411,989

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Commissions	$752,935	$494,711
Principal transactions	142,892	116,078
Fees from related parties	4,296	4,422
Data, network and post-trade	34,468	32,500
Interest and dividend income	10,579	11,629
Other revenues	10,311	4,900
Total revenues	955,481	664,240
Expenses:
Compensation and employee benefits	537,339	341,648
Equity-based compensation and allocations of net income to limited partnership units	83,441	75,323
Total compensation and employee benefits	620,780	416,971
Occupancy and equipment	47,731	42,569
Fees to related parties	8,073	8,350
Professional and consulting fees	16,920	15,669
Communications	38,689	30,629
Selling and promotion	29,131	19,441
Commissions and floor brokerage	21,656	17,492
Interest expense	32,452	24,654
Other expenses	31,550	10,747
Total expenses	846,982	586,522
Other income (losses), net:
Gains (losses) on equity method investments	4,585	2,358
Other income (loss)	2,363	(98)
Total other income (losses), net	6,948	2,260
Income (loss) from operations before income taxes	115,447	79,978
Provision (benefit) for income taxes	31,983	26,549
Consolidated net income (loss)	$83,464	$53,429
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(684)	(1,735)
Net income (loss) available to common stockholders	$84,148	$55,164
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$80,627	$52,780
Basic earnings (loss) per share	$0.17	$0.11
Basic weighted-average shares of common stock outstanding	474,199	479,166
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$80,659	$52,806
Fully diluted earnings (loss) per share	$0.17	$0.11
Fully diluted weighted-average shares of common stock outstanding	479,217	485,549

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Consolidated net income (loss)	$83,464	$53,429
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	173	6,323
Total other comprehensive income (loss), net of tax	173	6,323
Comprehensive income (loss)	83,637	59,752
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(734)	(1,565)
Comprehensive income (loss) attributable to common stockholders	$84,371	$61,317
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$83,464	$53,429
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	25,756	21,870
Employee loan amortization and reserves on employee loans	22,475	17,349
Equity-based compensation and allocations of net income to limited partnership units	83,441	75,323
Deferred compensation expense	775	59
Losses (gains) on equity method investments	(4,585)	(2,358)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(2,641)	(665)
Amortization of discount (premium) on notes payable	1,248	1,100
Impairment of fixed assets, intangible assets and investments	101	372
Deferred tax provision (benefit)	1,707	3,515
Change in estimated acquisition earn-out payables	1,169	1,423
Forfeitures of Class A common stock	(95)	(89)
Other	(104)	—
Consolidated net income (loss), adjusted for non-cash and non-operating items	212,711	171,328
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	31,768	7,700
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,364,336)	(912,230)
Accrued commissions receivable, net	(131,305)	(76,159)
Loans, forgivable loans and other receivables from employees and partners, net	(53,305)	(51,405)
Receivables from related parties	206	921
Other assets	11,852	(18,697)
Increase (decrease) in operating liabilities:
Accrued compensation	(14,200)	(40,856)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,328,119	888,421
Payables to related parties	3,735	24,762
Accounts payable, accrued and other liabilities	(5,054)	7,054
Net cash provided by (used in) operating activities	$20,191	$839
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(4,821)	$(5,254)
Capitalization of software development costs	(9,942)	(10,241)
Proceeds from equity method investments	98	—
Payments for acquisitions, net of cash acquired	—	(600)
Purchase of investment carried under measurement alternative	(3,474)	—
Purchase of other assets	(98)	(499)
Net cash provided by (used in) investing activities	$(18,237)	$(16,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of deferred issuance costs	$—	$350,000
Repayment of short-term borrowings from related parties	(20,000)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	(470)
Payments for tax obligations related to equity awards	(39,652)	(50,493)
Dividends to stockholders	(9,722)	(9,857)
Repurchase of Class A common stock	(2,259)	(23,125)
Payments on acquisition earn-outs	(639)	—
Net cash provided by (used in) financing activities	$(72,272)	$266,055
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	(251)	2,193
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(70,569)	252,493
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	873,673	733,273
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$803,104	$985,766
Supplemental cash information:
Cash paid during the period for taxes	$31,052	$33,746
Cash paid during the period for interest	5,328	4,681
Supplemental non-cash information:
Issuance of Class A and contingent Class A common stock for acquisitions	3,903	3,521
ROU assets and liabilities	34,603	2,762
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended March 31, 2026
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$4,449	$1,095	$2,532,497	$(614,526)	$(910,391)	$(40,641)	$172,859	$1,145,342
Consolidated net income (loss)	—	—	—	—	84,148	—	(684)	83,464
Other comprehensive income (loss), net of tax	—	—	—	—	—	223	(50)	173
Equity-based compensation, 6,148,551 shares	60	—	50,975	2	—	—	—	51,037
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,722)	—	—	(9,722)
Issuance of Class A common stock (net of costs), 2,070 shares	—	—	(242)	—	—	—	—	(242)
Repurchase of Class A common stock, 246,360 shares	—	—	—	(2,259)	—	—	—	(2,259)
Forfeiture of Class A common stock, 24,088 shares	—	—	135	(230)	—	—	—	(95)
Contributions of capital to and from Cantor for equity-based compensation	—	—	2	—	—	—	—	2
Issuance of Class A common stock and RSUs for acquisitions, 374,872 shares	4	—	3,899	—	—	—	—	3,903
Other	—	—	395	—	—	—	—	395
Balance, March 31, 2026	$4,513	$1,095	$2,587,661	$(617,013)	$(835,965)	$(40,418)	$172,125	$1,271,998

	For the three months ended March 31,
	2026	2025
Dividends declared per share of common stock	$0.02	$0.02
Dividends declared and paid per share of common stock	$0.02	$0.02

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

BGC GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    Organization and Basis of Presentation
Business Overview
BGC is a leading global marketplace, data, and financial technology company across the ECS and financial markets. The Company specializes in the brokerage and trade execution of a broad range of ECS products, including listed derivatives and physical commodities in the oil and refined, and environmental and energy transition, markets, as well as ship chartering. Additionally, the Company provides brokerage services across fixed income securities such as government bonds and corporate bonds, as well as interest rate and credit derivatives, foreign exchange, equities and futures and options. The Company also provides market data products, network and connectivity solutions, and post-trade services.
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
The Company’s clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global company with offices across all major geographies, including New York and London, as well as in Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Palm Beach, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
Corporate Conversion
On July 1, 2023, pursuant to the Corporate Conversion Agreement, BGC Partners completed the Corporate Conversion in order to reorganize and simplify its organizational structure. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners and the former limited partners of BGC Holdings now participate in the economics of BGC Group.
As a result of the Corporate Conversion, on July 1, 2023:
•each share of Class A common stock, par value $0.01 per share, of BGC Partners and each share of Class B common stock, par value $0.01 per share, of BGC Partners outstanding was converted into one share of Class A common stock, par value $0.01 per share, of BGC Group and one share of Class B common stock, par value $0.01 per share, of BGC Group, respectively;
•64.0 million Cantor units were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, which provides that a portion of the 64.0 million shares of BGC Class B common stock issued to Cantor will exchange into BGC Class A common stock in the event that BGC does not issue at least $75,000,000 in shares of BGC Class A or B common stock in connection with certain acquisition transactions prior to July 1, 2030, the seventh anniversary of the Corporate Conversion;
•BGC Group assumed all BGC Partners RSUs, RSU Tax Accounts or restricted stock awards outstanding as of June 30, 2023; and
•non-exchangeable limited partnership units of BGC Holdings were indirectly converted into equity awards denominated in cash, restricted stock and/or RSUs of BGC Group, each as further set forth in the Corporate Conversion Agreement. BGC Group granted 38.6 million restricted stock awards, 25.3 million RSUs, and $74.0 million of RSU Tax Accounts.
There were no limited partnership units of BGC Holdings remaining after the Corporate Conversion was completed.

Basis of Presentation
The Company’s unaudited Condensed Consolidated Financial Statements and Notes to the unaudited Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the SEC and in conformity with U.S. GAAP. Accordingly, they do not include all information and footnotes required by U.S. GAAP for annual financial statements and, as such, the information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company’s unaudited Condensed Consolidated Financial Statements include the Company’s accounts and all subsidiaries in which the Company has a controlling interest. Intercompany balances and transactions have been eliminated in consolidation.
During the first quarter of 2026, the Company renamed “Redemption and repurchase of equity awards” to “Payments for tax obligations related to equity awards” on the unaudited Condensed Consolidated Statements of Cash Flows.
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
2.    Limited Partnership Interests in Newmark Holdings
As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of a BGC Holdings limited partnership interest at that time received a corresponding Newmark Holdings limited partnership interest, in an amount determined by the Contribution Ratio. The Corporate Conversion had no impact on Newmark and its organizational structure, nor any Newmark Holdings limited partnership interests, described below, held by BGC employees. See Note 13—“Related Party Transactions” and Note 18—“Compensation” for a discussion of the Newmark Holdings limited partnership interests currently held by employees of BGC. Following the Spin-Off, the compensation expenses related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of Newmark Holdings that are held by BGC employees are recognized by BGC.
Generally, Newmark Holdings LPUs receive quarterly allocations of net income, which are cash distributed and are generally contingent upon services being provided to BGC by the BGC employee who holds such units. Quarterly allocations of net income on Newmark Holdings LPUs held by BGC employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Certain of these Newmark Holdings LPUs, entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These LPUs held by BGC employees are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s unaudited Condensed Consolidated Statements of Operations as part of “Equity-based compensation and allocations of net income to limited partnership units.”
Certain BGC employees hold Preferred Units in Newmark Holdings. Each quarter, the net profits of Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership interests and are generally contingent upon services being provided to BGC by the BGC employee who holds such units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. The quarterly allocations of net income on Newmark Holdings Preferred Units are reflected the same as those of the Newmark Holdings LPUs described above in the Company’s unaudited Condensed Consolidated Statements of Operations. Preferred Units, which cannot be granted exchangeability, are granted in connection with the grant of certain LPUs, such as PSUs, which may be granted exchangeability or redeemed in connection with the issuance of shares of common stock, to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.
Certain limited partnership interests in Newmark Holdings held by a partner or Cantor are or may become exchangeable for a number of shares of Newmark Class A or Newmark Class B common stock equal to the number of limited partnership interests multiplied by the then-current Exchange Ratio.

3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025. During the three months ended March 31, 2026, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
There were no acquisitions completed by the Company during both the three months ended March 31, 2026 and 2025.
AMCOM
On December 31, 2025, the Company completed the acquisition of AMCOM which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks.
Macro Hive
On October 1, 2025, the Company completed the acquisition of Macro Hive, a leading provider of global macro market analytics and strategy.
OTC Global
On April 1, 2025, the Company completed the acquisition of OTC Global, an energy and commodities brokerage firm, for $325.0 million. Of this amount, $309.3 million was determined to represent the fair value of the consideration transferred in connection with the acquisition. The remaining $15.7 million relates to compensation arrangements with future service requirements and, in accordance with ASC 805, Business Combinations, is excluded from the purchase price consideration and will be recognized as compensation expense over the requisite service periods.
Since April 1, 2025, the results of OTC Global’s operations have been included in the Company’s unaudited Condensed Consolidated Financial Statements. The Company acquired 100% of the equity in OTC Global and its subsidiaries, and funded the transaction based on a combination of cash on hand and borrowings on its Revolving Credit Agreement. The acquisition of OTC Global expanded and diversified the Company’s global ECS business.
The Company accounted for the OTC Global acquisition as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their fair values as of April 1, 2025. As of March 31, 2026, the Company had completed its measurement of the assets acquired and liabilities assumed and finalized the purchase price allocation.
The following tables and related disclosures summarize the components of the purchase consideration transferred, the allocation of the assets acquired, and liabilities assumed based on the fair values as of April 1, 2025, and the related estimated useful lives of the amortizable intangible assets acquired.
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
The excess of total consideration over the fair value of the total net assets acquired of approximately $112.4 million has been recorded to goodwill and allocated to the Company’s one reportable segment, brokerage services, which is managed on a consolidated basis. The goodwill recognized is attributable primarily to synergies gained from combining operations of the Company and OTC Global. The goodwill that is expected to be deductible for tax purposes is approximately $28.1 million.
The fair value of the accounts receivable acquired is $92.0 million with the gross contract amount being $93.7 million. The Company has recorded an expected allowance for credit losses of $1.7 million as of April 1, 2025.
The Company recognized $0.1 million of acquisition-related costs that were expensed during the three months ended March 31, 2026. These costs are included in the Company’s unaudited Condensed Consolidated Statements of Operations within Professional and consulting fees.
Total Consideration Transferred
The total consideration for all acquisitions during the year ended December 31, 2025 was approximately $320.5 million, which included cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $115.3 million.
Except where otherwise noted, the results of operations of the Company’s acquisitions have been included in the Company’s unaudited Condensed Consolidated Financial Statements subsequent to their respective dates of acquisition. The Company has made preliminary allocations of the consideration to the assets acquired and liabilities assumed for AMCOM and Macro Hive as of the acquisition dates, and expects to finalize its analysis with respect to the acquisitions within the first year after the completion of each respective transaction. Accordingly, adjustments to the preliminary allocations may occur.
5.     Divestitures
The Company had no gains or losses from divestitures or sales of investments during both the three months ended March 31, 2026 and 2025.

6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$84,148	$55,164
Less: Dividends declared and allocation of undistributed earnings to participating securities	(3,521)	(2,384)
Net income (loss) attributable to common stockholders	$80,627	$52,780
Basic weighted-average shares of common stock outstanding	474,199	479,166
Basic earnings (loss) per share	$0.17	$0.11
Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$80,627	$52,780
Add back: Allocations of undistributed earnings to participating securities	3,248	2,086
Less: Reallocation of undistributed earnings to participating securities	(3,216)	(2,060)
Net income (loss) for fully diluted shares	$80,659	$52,806
Weighted-average shares:
Common stock outstanding	474,199	479,166
Other[1]	5,018	6,383
Fully diluted weighted-average shares of common stock outstanding	479,217	485,549
Fully diluted earnings (loss) per share	$0.17	$0.11
____________________________
1Primarily consists of contracts to issue shares of BGC common stock.
For the three months ended March 31, 2026 and 2025, approximately 15.9 million and 16.0 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2026 included 15.8 million participating RSUs and 0.1 million participating restricted stock awards. Anti-dilutive securities for the three months ended March 31, 2025 included 15.6 million participating RSUs and 0.4 million participating restricted stock awards.
As of March 31, 2026 and 2025, approximately 57.8 million and 53.3 million, respectively, contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.
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

7.    Stock Transactions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Shares outstanding at beginning of period	363,175	374,297
Share issuances:
Contingent share obligations[1]	109	243
Vesting of RSUs	3,912	4,823
Acquisitions	375	373
Other issuances of BGC Class A common stock	2,129	1,853
Restricted stock forfeitures	(24)	(271)
Treasury stock repurchases[2]	(246)	(3,184)
Shares outstanding at end of period	369,430	378,134
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in contingent share obligations for the three months ended March 31, 2026 and 2025 are 0.1 million shares of BGC Class A common stock granted in connection with 0.1 million contingent share obligations and 0.2 million shares of BGC Class A common stock granted in connection with 0.3 million contingent share obligations, respectively. Because contingent share obligations were included in the Company’s fully diluted share count, if dilutive, settlement of contingent share obligations in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2Treasury stock repurchases include shares withheld for taxes on restricted stock vesting. See “Share Repurchase Program.”
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during both the three months ended March 31, 2026 and 2025. There were 109.5 million shares of BGC Class B common stock outstanding as of each of March 31, 2026 and 2025 and December 31, 2025.
Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock or other equity interests in the Company’s subsidiaries. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On November 5, 2025, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of March 31, 2026, the Company had $386.9 million remaining from its Share Repurchase Authorization. From time to time, the Company may actively continue to repurchase shares.

The tables below represent the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock. The share repurchases of BGC Class A common stock during the three months ended March 31, 2026 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at March 31, 2026
Repurchases[1]
January 1, 2026—January 31, 2026	246	$9.17
February 1, 2026—February 28, 2026	—	—
March 1, 2026—March 31, 2026	—	—
Total Repurchases	246	$9.17	$386,920
___________________________
1During the three months ended March 31, 2026, the Company repurchased 0.2 million shares of BGC Class A common stock for an aggregate price of $2.3 million, or $9.17 per share.
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

____________________________
1During the three months ended March 31, 2025, the Company repurchased 3.2 million shares of BGC Class A common stock for an aggregate price of $29.8 million at a weighted-average price of $9.36 per share. These repurchases include 0.7 million restricted shares vested but withheld described in the following footnote.
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
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $97.4 million and $127.6 million as of March 31, 2026 and December 31, 2025, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net gains of $0.1 million for both the three months ended March 31, 2026 and 2025, related to the mark-to-market adjustments on such instruments.

9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of both March 31, 2026 and December 31, 2025, the Company had no Repurchase Agreements.
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
As of both March 31, 2026 and December 31, 2025, the Company had no Reverse Repurchase Agreements.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of March 31, 2026 and December 31, 2025, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,614,514	$284,804
Receivables from clearing organizations	152,524	151,212
Other receivables from broker-dealers and customers	46,582	29,591
Net pending trades	13,380	—
Open derivative contracts	5,901	2,428
Total	$1,832,901	$468,035
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$1,484,850	$275,290
Payables to clearing organizations	123,390	10,237
Other payables to broker-dealers and customers	21,278	18,114
Net pending trades	—	1,115
Open derivative contracts	5,186	1,608
Total	$1,634,704	$306,364
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of March 31, 2026 have subsequently settled at the contracted amounts.

11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	March 31, 2026			December 31, 2025
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$3,978	$3,464	$749,661	$1,773	$1,022	$748,874
Interest rate swaps	1,676	—	25,359,003	—	—	—
Forwards	247	702	138,532	655	384	249,973
Futures	—	1,020	3,423,006	—	202	7,860,240
Total	$5,901	$5,186	$29,670,202	$2,428	$1,608	$8,859,087

1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $5.9 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively.
The following tables present information about the offsetting of derivative instruments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$4,486	$(508)	$3,978
Interest rate swaps	17,779	(16,103)	1,676
Forwards	273	(26)	247
Futures	104,345	(104,345)	—
Total derivative assets	$126,883	$(120,982)	$5,901
Liabilities
FX swaps	$3,972	$(508)	$3,464
Futures	105,365	(104,345)	1,020
Forwards	728	(26)	702
Interest rate swaps	16,103	(16,103)	—
Total derivative liabilities	$126,168	$(120,982)	$5,186

	December 31, 2025
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$2,424	$(651)	$1,773
Forwards	929	(274)	655
Futures	44,469	(44,469)	—
Total derivative assets	$47,822	$(45,394)	$2,428
Liabilities
FX swaps	$1,673	$(651)	$1,022
Forwards	658	(274)	384
Futures	44,671	(44,469)	202
Total derivative liabilities	$47,002	$(45,394)	$1,608
There were no additional balances in gross amounts not offset as of either March 31, 2026 or December 31, 2025.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Derivative contract	2026	2025
Interest rate swaps	$6,722	$2,382
Futures	1,895	4,577
FX swaps	718	821
FX/commodities options	37	94
Gains, net	$9,372	$7,874
12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at March 31, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$71,259	$—	$—	$—	$71,259
Financial instruments owned, at fair value—Foreign government debt	—	25,477	—	—	25,477
Financial instruments owned, at fair value—Equities	670	—	—	—	670
FX swaps	—	4,486	—	(508)	3,978
Interest rate swaps	—	17,779	—	(16,103)	1,676
Forwards	—	273	—	(26)	247
Futures	104,345	—	—	(104,345)	—
Total	$176,274	$48,015	$—	$(120,982)	$103,307

	Liabilities at Fair Value at March 31, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$3,972	$—	$(508)	$3,464
Futures	105,365	—	—	(104,345)	1,020
Forwards	—	728	—	(26)	702
Interest rate swaps	—	16,103	—	(16,103)	—
Contingent consideration	—	—	18,414	—	18,414
Total	$105,365	$20,803	$18,414	$(120,982)	$23,600

	Assets at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$97,546	$—	$—	$—	$97,546
Financial instruments owned, at fair value—Foreign government debt	—	29,054	—	—	29,054
Financial instruments owned, at fair value—Equities	955	—	—	—	955
Financial instruments owned, at fair value—Corporate bonds	—	59	—	—	59
FX swaps	—	2,424	—	(651)	1,773
Forwards	—	929	—	(274)	655
Futures	44,469	—	—	(44,469)	—
Total	$142,970	$32,466	$—	$(45,394)	$130,042

	Liabilities at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$1,673	$—	$(651)	$1,022
Forwards	—	658	—	(274)	384
Futures	44,671	—	—	(44,469)	202
Contingent consideration	—	—	22,662	—	22,662
Total	$44,671	$2,331	$22,662	$(45,394)	$24,270
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at January 1, 2026	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at March 31, 2026	Net (income) loss on Level 3 Assets/Liabilities Outstanding at March 31, 2026	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at March 31, 2026
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$22,662	$1,169	$(5,417)	$18,414	$1,203	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of March 31, 2026
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.5%-7.5%	7.5%

Contingent consideration	$—	$18,414	Present value of expected payments	Probability of meeting earnout and contingencies	70%-100%	86.2%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2026 and December 31, 2025, the present value of expected payments related to the Company’s contingent consideration was $18.4 million and $22.7 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $22.4 million and $27.1 million as of March 31, 2026 and December 31, 2025, respectively.

Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with fair values of approximately $164.9 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of both March 31, 2026 and December 31, 2025. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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
For the three months ended March 31, 2026 and 2025, Cantor’s share of the net profit in Tower Bridge was $1.1 million and $0.5 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended March 31, 2026 and 2025, the Company recognized related party revenues of $4.3 million and $4.4 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended March 31, 2026 and 2025, the Company was charged $35.9 million and $36.7 million, respectively, for the services provided by Cantor and its affiliates, of which $27.8 million and $28.1 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
During the three months ended March 31, 2026 and 2025, the Company was charged $1.0 million and $0.9 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of March 31, 2026 and December 31, 2025 at a fair value of $42.4 million and $67.6 million, respectively.
Non-Conforming Subordination Agreements
On June 26, 2024, the Audit Committee of BGC approved the entry into one or more NCSAs by BGC or its subsidiaries, including FMX, with CF&Co (or its affiliates). Pursuant to any NCSA, the BGC party acknowledges that its brokerage account(s) held at CF&Co are not “customers” of CF&Co and agreed to subordinate its right to receive securities or funds held in such accounts to the claims of Cantor’s customers. This acknowledgment and agreement by the BGC party enables CF&Co to receive such securities or funds from the BGC party and post them with the FICC without requiring that they be segregated. CF&Co and FMX entered into an NCSA on July 11, 2024.
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

As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both March 31, 2026 and December 31, 2025, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth certain agreements among BGC, Cantor, Newmark and their respective subsidiaries relating to the Spin-Off. For additional information, see Note 2—“Limited Partnership Interests in Newmark Holdings” herein and Note 2—“ Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 13—“Related Party Transactions” to the Company’s Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Subsequent to the Spin-Off, there are partners who hold limited partnership interests in Newmark Holdings who are BGC employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of BGC and Newmark only received or receive limited partnership interests in BGC Holdings and Newmark Holdings, respectively. As a result of the Spin-Off, as limited partnership interests in Newmark Holdings held by BGC employees are exchanged or redeemed, the related capital is contributed from Cantor.
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
On March 8, 2024, the Company entered into a second amendment to the BGC Credit Agreement. The second amendment provides that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 25 basis points less than the interest rate on the respective borrower’s short-term borrowing rate then in effect. Previously, the parties and their respective subsidiaries could borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 1.00% higher than the higher of Cantor’s or BGC’s short-term borrowing rate then in effect. The BGC Credit Agreement will mature on the earlier to occur of (a) if prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance thereof, March 19, 2027, and if such notice is not timely given, then the maturity date of the BGC Credit Agreement will continue to be extended for additional successive one-year periods unless prior written notice of non-extension is given by a lending party to a borrowing party at least six months in advance of such renewal date and (b) the termination of the BGC Credit Agreement by either party pursuant to its terms.
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
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, there were $20.0 million of borrowings by the Company outstanding under the BGC Credit Agreement. On January 9, 2026, the Company repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. As of March 31, 2026, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 5.36% and 5.45% for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. The Company recorded nil interest expense related to the BGC Credit Agreement for the three months ended March 31, 2026. The Company did not record any interest expense related to the BGC Credit Agreement for the three ended March 31, 2025.

On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to the Company the outstanding principal of $77.0 million borrowed from the Company under the BGC Credit Agreement plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% for the year ended December 31, 2025. As of both March 31, 2026 and December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. The Company did not record any interest income related to the BGC Credit Agreement for either the three months ended March 31, 2026 or 2025.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both March 31, 2026 and December 31, 2025, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both March 31, 2026 and December 31, 2025, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended March 31, 2026 and 2025, the Company recognized its share of FX losses of $2.8 million and FX gains of $7.5 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has the right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During both the three months ended March 31, 2026 and 2025, the Company recorded revenues from Cantor entities of $0.1 million related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company and Cantor are authorized to utilize each other’s brokers to provide brokerage services for securities not brokered by such entity, so long as, unless otherwise agreed, such brokerage services were provided in the ordinary course and on terms no less favorable to the receiving party than such services are provided to typical third-party customers.
On July 1, 2023, as a result of the Corporate Conversion, the total then-outstanding 64.0 million Cantor units were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, provided that a portion of the 64.0 million shares of BGC Class B common stock issued to Cantor will convert into BGC Class A common stock in the event that BGC Group does not issue at least $75.0 million in shares of BGC Class A or B common stock in connection with certain acquisition transactions prior to the seventh anniversary of the Corporate Conversion.
On October 6, 2025, Cantor purchased 8,973,721 shares of BGC Class B common stock held directly by Mr. Howard Lutnick for a price per share of $9.2082 less $0.032 per share for the after-tax portion of paid and payable dividends declared after May 16, 2025 through October 6, 2025.
As of March 31, 2026, Cantor and CFGM did not own any shares of BGC Class A common stock. As of March 31, 2026, Cantor and CFGM owned 102.3 million and 3.0 million shares of BGC Class B common stock, respectively.

Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of March 31, 2026 and December 31, 2025, the Company had receivables from Freedom of $1.8 million and $1.4 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had $4.0 million and $1.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of March 31, 2026 and December 31, 2025, the Company had $3.9 million and $0.8 million, respectively, in payables to Cantor related to open derivative contracts. As of both March 31, 2026 and December 31, 2025, the Company had no receivables from or payables to Cantor related to fails and pending trades.
Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net
The Company has entered into various agreements with certain BGC employees, whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that the individuals receive on some or all of their Newmark Holdings LPUs and any dividends paid on participating RSUs and restricted stock awards. Certain of these loans also may be either wholly or in part repaid from the proceeds of the sale of the BGC employees’ shares of BGC Class A common stock. In addition, certain loans may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, the Company may also enter into agreements with employees to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.
As of March 31, 2026 and December 31, 2025, the aggregate balance of employee loans, net, was $470.0 million and $436.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2026 and 2025 was $22.5 million and $17.3 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended March 31, 2026 and 2025 was $3.2 million and $3.7 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Other Transactions with CF&Co
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of both March 31, 2026 and December 31, 2025, the Company did not have any securities loaned transactions with CF&Co.
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of March 31, 2026, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”

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
On May 25, 2023, the Company issued an aggregate of $350.0 million principal amount of BGC Partners 8.000% Senior Notes. In connection with this issuance of BGC Partners 8.000% Senior Notes, the Company recorded $0.2 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
On June 10, 2024, the Company issued an aggregate of $500.0 million principal amount of BGC Group 6.600% Senior Notes. In connection with this issuance of BGC Group 6.600% Senior Notes, the Company recorded $0.4 million in underwriting fees to CF&Co. These fees were recorded as a direct reduction from the Notes payable and other borrowings in the Company’s unaudited Condensed Consolidated Statements of Financial Condition and are amortized as interest expense over the term of the notes.
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
Transactions with Executive Officers and Directors
On January 22, 2026, Mr. Sean Windeatt, one of the Company’s Co-CEOs and its Chief Operating Officer, sold 246,360 shares of BGC Class A common stock to the Company in a transaction exempt from the short-swing profits liability provisions of Section 16(b) of the Exchange Act, referred to here as an “exempt transaction,” pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.17 was the closing price of a share of BGC Class A common stock on January 22, 2026. The transaction was approved by the Audit Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On October 3, 2025, Mr. Stephen Merkel, the Company’s Chairman and General Counsel, sold 16,511 shares of BGC Class A common stock to the Company in a transaction exempt from the short-swing profits liability provisions of Section 16(b) of the Exchange Act, referred to here as an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.21 was the closing price of a share of BGC Class A common stock on October 3, 2025. The transaction was approved by the Audit and Compensation Committees and was made pursuant to the Company’s Share Repurchase Authorization.
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
As of March 31, 2026 and December 31, 2025, the Company had a liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for nil and $17.3 million, respectively, which included $11.5 million and $9.5 million of additional expense taken in September 2025 and 2024, respectively, above the original $40.0 million commitment. The liability is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Other Transactions
In December 2025, the Company agreed to pay Cantor $0.9 million in connection with a rent rebate related to Cantor’s exit from a shared office lease.
The Company periodically acts as an intermediary to administer payments on behalf of related parties.
14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	March 31, 2026	December 31, 2025
Advanced Markets Holdings	25%	$5,917	$2,978
China Credit BGC Money Broking Company Limited	33%	24,318	23,031
Freedom International Brokerage	45%	9,858	9,683
Other		1,128	1,042
Equity method investments		$41,221	$36,734
Investments carried under measurement alternative		7,155	1,031
Total equity method and investments carried under measurement alternative		$48,376	$37,765
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of both March 31, 2026 and December 31, 2025.
The carrying value of the Company’s equity method investments was $41.2 million as of March 31, 2026 and $36.7 million as of December 31, 2025, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $4.6 million and $2.4 million related to its equity method investments for the three months ended March 31, 2026 and 2025, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For the three months ended March 31, 2026 and 2025, the Company did not recognize impairment charges of existing equity method investments. The Company did not sell any equity method investments during the three months ended March 31, 2026 and 2025.
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
The carrying value of these investments as of March 31, 2026 and December 31, 2025 was $7.2 million and $1.0 million, respectively, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. For the three months ended March 31, 2026, the Company recognized gains of $2.7 million relating to investments carried under the measurement alternative. The gains are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company did not recognize any impairments for the three months ended March 31, 2026. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three months ended March 31, 2025.
In addition, as of March 31, 2026 and December 31, 2025, the Company owned equity interests, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded nil of unrealized gains and $0.6 million of unrealized gains to reflect observable transactions for these shares during the three months ended March 31, 2026 and 2025, respectively. The unrealized gains and losses are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	March 31, 2026		December 31, 2025
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$1,128	$1,128	$1,041	$1,041
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $7.9 million and $7.8 million as of March 31, 2026 and December 31, 2025, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.9 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively. The Company’s exposure to economic loss on this VIE was $3.2 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively.

15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Computer and communications equipment	$129,539	$126,476
Software, including software development costs	425,359	416,516
Leasehold improvements and other fixed assets	126,572	125,225
	681,470	668,217
Less: accumulated depreciation and amortization	(500,436)	(486,137)
Fixed assets, net	$181,034	$182,080
Depreciation expense was $6.2 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company had approximately $6.0 million of asset retirement obligations related to certain of its leasehold improvements as of both March 31, 2026 and December 31, 2025. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended March 31, 2026 and 2025, software development costs totaling $9.9 million and $10.2 million, respectively, were capitalized. Amortization of software development costs totaled $9.5 million and $11.1 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $0.1 million and $0.4 million were recorded for the three months ended March 31, 2026 and 2025, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2025	$648,616
Measurement period adjustments	(2,184)
Cumulative translation adjustment	137
Balance at March 31, 2026	$646,569
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.

Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	March 31, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$401,711	$147,659	$254,052	11.0
Technology	86,330	30,222	56,108	9.0
Noncompete agreements	21,815	21,570	245	1.2
Patents	13,258	11,749	1,509	2.6
All other	30,790	4,944	25,846	10.5
Total definite life intangible assets	553,904	216,144	337,760
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,648	—	2,648	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,672	—	82,672
Total	$636,576	$216,144	$420,432

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$399,885	$140,218	$259,667	11.3
Technology	86,097	28,655	57,442	9.3
Noncompete agreements	21,816	21,507	309	1.4
Patents	13,160	11,607	1,553	2.6
All other	32,938	6,657	26,281	10.7
Total definite life intangible assets	553,896	208,644	345,252
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,674	—	2,674	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,698	—	82,698
Total	$636,594	$208,644	$427,950
Intangible amortization expense was $10.0 million and $5.5 million for the three months ended March 31, 2026 and 2025, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for both the three months ended March 31, 2026 and 2025.

The estimated future amortization expense of definite life intangible assets as of March 31, 2026 is as follows (in millions):

2026 (excluding the three months ended March 31, 2026)	$29.6
2027	35.3
2028	34.5
2029	30.8
2030	30.1
2031 and thereafter	177.5
Total	$337.8
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Unsecured senior revolving credit agreement	$238,088	$237,686
BGC Group 8.000% Senior Notes due May 25, 2028	345,579	345,387
BGC Partners 8.000% Senior Notes due May 25, 2028	2,263	2,262
BGC Group 6.600% Senior Notes due June 10, 2029	496,798	496,548
BGC Group 6.150% Senior Notes due April 2, 2030	694,185	693,822
Total Notes payable and other borrowings[1,2]	$1,776,913	$1,775,705
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of both March 31, 2026 and December 31, 2025.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of March 31, 2026 and December 31, 2025, total deferred financing costs were $12.6 million and $13.8 million, respectively.
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

Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement bear interest based on either SOFR or a defined base rate plus additional margin. On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all of the rights and obligations of BGC Partners under the Revolving Credit Agreement and has become the borrower thereunder. On April 26, 2024, the Company amended and restated the Revolving Credit Agreement to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the facility up to $475.0 million, subject to certain conditions being met. On December 6, 2024, the Company amended the Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. The borrowing rates and financial covenants under the amended and restated Revolving Credit Agreement, as amended, are substantially unchanged.
As of March 31, 2026, there were $238.1 million of borrowings outstanding, net of deferred financing costs of $1.9 million under the Revolving Credit Agreement. As of December 31, 2025, there were $237.6 million of borrowings outstanding, net of deferred financing costs of $2.4 million under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for both the three months ended March 31, 2026 and 2025 was 6.17%. BGC Group recorded $4.1 million and $4.0 million of interest expense related to the Revolving Credit Agreement for the three months ended March 31, 2026 and 2025, respectively.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 8.000% Senior Notes due May 25, 2028	$345,579	$365,641	$345,387	$371,490
BGC Partners 8.000% Senior Notes due May 25, 2028	2,263	2,393	2,262	2,432
BGC Group 6.600% Senior Notes due June 10, 2029	496,798	515,521	496,548	522,825
BGC Group 6.150% Senior Notes due April 2, 2030	694,185	710,710	693,822	726,721
Total	$1,538,825	$1,594,265	$1,538,019	$1,623,468
The fair values of the BGC Group Notes and BGC Partners Notes were determined using observable market prices as these securities are traded, and based on whether they are deemed to be actively traded, the BGC Group 8.000% Senior Notes, the BGC Partners 8.000% Senior Notes, the BGC Group 6.600% Senior Notes, and the BGC Group 6.150% Senior Notes are considered Level 2 within the fair value hierarchy.

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
On December 15, 2025, BGC Group repaid the principal plus accrued interest on the BGC Group 4.375% Senior Notes. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for the three months ended March 31, 2025.
On December 15, 2025, BGC Partners repaid the principal plus accrued interest on the BGC Partners 4.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million for the three months ended March 31, 2025.
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
The carrying value of the BGC Group 8.000% Senior Notes was $345.6 million as of March 31, 2026. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended March 31, 2026 and 2025.
On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of March 31, 2026. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil for both the three months ended March 31, 2026 and 2025.
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
The carrying value of the BGC Group 6.600% Senior Notes was $496.8 million as of March 31, 2026. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for both the three months ended March 31, 2026 and 2025.
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
The carrying value of the BGC Group 6.150% Senior Notes was $694.2 million as of March 31, 2026. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $11.1 million for the three months ended March 31, 2026.

Short-Term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.6 million (BRL 50.0 million). On August 20, 2021, the agreement was renegotiated, increasing the credit line to $11.5 million (BRL 60.0 million). On May 22, 2023, the agreement was renegotiated, increasing the credit line to $13.4 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is July 23, 2026. The agreement bears a fee of 1.32% per year. As of both March 31, 2026 and December 31, 2025 there were no borrowings outstanding under this agreement. BGC Partners recorded bank fees related to the agreement of nil for both the three months ended March 31, 2026 and 2025.
BGC Credit Agreement with Cantor
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, the Company had $20.0 million outstanding under the BGC Credit Agreement. On January 9, 2026, the Company repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. As of March 31, 2026, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company recorded nil interest expense related to the BGC Credit Agreement for the three months ended March 31, 2026. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended March 31, 2025. See Note 13—“Related Party Transactions” for additional information related to these transactions.
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
18.    Compensation
The Compensation Committee may grant various equity-based awards pursuant to the BGC Group Equity Plan, including RSUs, restricted stock, stock options and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock and exercise of stock options, the Company generally issues new shares of BGC Class A common stock.
The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of March 31, 2026, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 398.6 million shares.

The Company incurred compensation expense related to Class A common stock and RSUs held by BGC employees, and grants of exchangeability to Newmark Holdings units held by BGC employees, as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Issuance of common stock and grants of exchangeability	$31,196	$26,641
Allocations of net income and dividend equivalents¹	916	551
RSU, RSU Tax Account, and restricted stock amortization	51,329	48,131
Equity-based compensation and allocations of net income to limited partnership units	$83,441	$75,323
____________________________
1This includes dividend equivalents on participating securities, the Preferred Return on certain RSU Tax Accounts, and quarterly allocations of net income, including the Preferred Distribution to Newmark Holdings Preferred Units held by BGC employees.
Newmark Holdings Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark Holdings LPUs
Balance at December 31, 2025	2,140
Granted	—
Redeemed/exchanged units	(57)
Forfeited units	(1)
Balance at March 31, 2026	2,082
The Newmark Holdings LPUs table above includes both regular and Preferred Units. Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2—“Limited Partnership Interests in Newmark Holdings” for further information on Preferred Units). These limited partnership interests in Newmark Holdings represent interests that were held prior to the Newmark IPO and were distributed in connection with the Separation. As a result of the Spin-Off, as the existing limited partnership interests in Newmark Holdings held by BGC employees are exchanged or redeemed, the related capital is contributed from Cantor. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of Newmark Holdings that are held by BGC employees are recognized by BGC. The Newmark Holdings limited partnership interests held by BGC employees may be included in the Newmark share count, if applicable.
A summary of the Newmark Holdings LPUs held by BGC employees as of March 31, 2026 is as follows (in thousands):

Newmark Holdings LPUs
Regular Units	1,391
Preferred Units	691
Balance at March 31, 2026	2,082
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Issuance of common stock and grants of exchangeability	$31,196	$26,641

Newmark Holdings LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of March 31, 2026, the Exchange Ratio was 0.9270.
A summary of the Newmark Holdings LPUs redeemed in connection with the issuance of Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Newmark Holdings LPUs	33	99
As of both March 31, 2026 and December 31, 2025, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.1 million.
BGC may issue BGC Class A common stock in compensatory transactions and record compensation expense for the grant date fair value of the shares issued. For the three months ended March 31, 2026, BGC issued 2.1 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $9.8 million to pay taxes due at the time of issuance. For the three months ended March 31, 2025, BGC issued 1.8 million of net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $8.5 million to pay taxes due at the time of issuance.
Newmark Holdings LPU Amortization
Compensation expense related to Newmark Holdings LPUs held by BGC employees with a post-termination pay-out amount and/or a stated vesting schedule is recognized over the stated service period. These Newmark Holdings LPUs generally vested between two and five years from the date of grant. As of both March 31, 2026 and December 31, 2025, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
RSU amortization	$47,037	$39,657
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands, except for per share amounts and weighted-average term):

	RSUs	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2025	77,643	$6.28	$487,312	3.84
Granted	3,909	7.99	31,222
Delivered	(5,610)	5.71	(32,039)
Forfeited	(68)	9.12	(620)
Balance at March 31, 2026	75,874	$6.40	$485,875	4.73

The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of March 31, 2026 and December 31, 2025, 21.0 million and 21.6 million, respectively, RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of BGC Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended March 31, 2026 and 2025, the Company withheld shares of BGC Class A common stock valued at $16.1 million and $19.5 million, respectively, to pay taxes due at the time of vesting. As of March 31, 2026 and 2025, there was approximately $146.7 million and $226.6 million, respectively, of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 4.73 years and 4.75 years, respectively.
The total vesting-date fair value of the RSUs for the three months ended March 31, 2026 and 2025 was $52.5 million and $66.4 million, respectively.
In relation to the Corporate Conversion, the Company granted $123.2 million of RSU Tax Accounts. During the three months ended March 31, 2026 and 2025, $4.3 million and $4.8 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of March 31, 2026 and 2025, there were approximately $26.5 million and $65.4 million, respectively, of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that are expected to be recognized over a weighted-average period of 7.0 years and 7.77 years, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $4.3 million and $4.3 million, for the three months ended March 31, 2026 and 2025, respectively.
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
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. As of March 31, 2026 and December 31, 2025, the aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $12.6 million and $15.7 million, respectively. As of both March 31, 2026 and December 31, 2025, the aggregate estimated fair value of the deferred compensation awards was nil. The liability for such RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by employees in five to ten years. Transferability of the restricted shares of stock issued prior to the Corporate Conversion is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations. During both the three months ended March 31, 2026 and 2025, nil BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision.
During both the three months ended March 31, 2026 and 2025, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees. As of both March 31, 2026 and December 31, 2025, there were nil of such restricted BGC shares held by BGC employees outstanding. During both the three months ended March 31, 2026 and 2025, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. As of both March 31, 2026 and December 31, 2025, there were no restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.

The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of March 31, 2026, 0.3 million of the total 0.3 million restricted stock awards outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was nil and $4.2 million for the three months ended March 31, 2026 and 2025, respectively.
For the restricted stock awards that vested during the three months ended March 31, 2026 and 2025, the Company withheld nil and 0.7 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of March 31, 2026, there was approximately $0.5 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 6.29 years.
The total vesting-date fair value of the restricted stock awards for the three months ended March 31, 2026 and 2025 was $0.1 million and $26.9 million, respectively.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and fair value in thousands, except for per share amounts and weighted-average term):

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2025	306	$4.43	$1,356	6.37
Granted	—	—	—
Delivered	(6)	4.43	(26)
Forfeited	—	—	—
Balance at March 31, 2026	300	$4.43	$1,330	6.29
Other Equity Awards
FMX has issued Management Incentive Units, or “MIUs,” to certain employees. These MIUs are accounted for as equity-based compensation under ASC 718, Compensation—Stock Compensation, and include both service and performance conditions that must be satisfied for vesting. Compensation expense for these awards will be recognized ratably over the applicable service periods once it is determined that achievement of the performance condition is probable. As of March 31, 2026, it was determined that the performance condition was not probable of being achieved and, accordingly, no compensation expense has been recognized for these MIUs. These MIUs do not provide economic participation rights until the performance condition is achieved and, therefore, do not impact the noncontrolling interest as of March 31, 2026.
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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both March 31, 2026 and December 31, 2025 the Company was contingently liable for $7.6 million, under these letters of credit.
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For both the three months ended March 31, 2026 and 2025, the Company did not incur losses on any FDIC insured cash accounts.
During the three months ended March 31, 2026, the Company did not record any additional reserves associated with Russia’s Invasion of Ukraine. During the three months ended March 31, 2025, the Company reserved nil in connection with potential losses associated with Russia’s Invasion of Ukraine, which is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, and which was recorded as part of the CECL reserve (see Note 25—“Current Expected Credit Losses (CECL)” for additional information).

Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.1 million and $3.1 million in health care claims as of March 31, 2026 and December 31, 2025, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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
20.    Income Taxes
The Company’s unaudited Condensed Consolidated Financial Statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of the Company’s entities are taxed as U.S. partnerships and are primarily subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners rather than the partnership entity (see Note 2—“Limited Partnership Interests in Newmark Holdings” for discussion of partnership interests).
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
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of March 31, 2026, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of March 31, 2026, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of March 31, 2026, the Company’s regulated subsidiaries held $925.0 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $549.1 million.

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
Significant expense categories included in Consolidated net income (loss) that are regularly provided to the CODM include Compensation and employee benefits expense and Equity-based compensation and allocations of net income to limited partnership units expense. Refer to the Company’s unaudited Condensed Consolidated Statements of Operations for additional information.
Information regarding revenues from external customers, other revenues, significant segment expenses, other segment items and Consolidated net income (loss) is as follows:

	Three Months Ended March 31,
	2026	2025
Revenues:
ECS	$329,970	$149,937
Rates	256,223	200,945
FX	131,033	110,035
Credit	94,078	86,936
Equities	84,523	62,936
Total brokerage revenues	895,827	610,789
Fees from related parties	4,296	4,422
Data, network and post-trade	34,468	32,500
Interest and dividend income[1]	10,579	11,629
Other revenues	10,311	4,900
Total other revenues	59,654	53,451
Total revenues	$955,481	$664,240

Expenses:
Compensation and employee benefits	$537,339	$341,648
Equity-based compensation and allocations of net income to limited partnership units	83,441	75,323
Total compensation and employee benefits	620,780	416,971
Other segment items[2]	251,237	193,840
Consolidated net income (loss)	$83,464	$53,429
______________________________________
1    For the three months ended March 31, 2026 and 2025, Interest income was $10.6 million and $11.6 million, respectively.

2    Other segment items include Occupancy and equipment expense, Fees to related parties expense, Professional and consulting fees expense, Communications expense, Selling and promotion expense, Commissions and floor brokerage expense, Interest expense, Other expenses, Gains (losses) on divestitures and sales of investments, Gains (losses) on equity method investments, Other income (loss), and Provision (benefit) for income taxes, each of which are presented on the Company’s unaudited Condensed Consolidated Statements of Operations. Also included in Other segment items is Fixed asset depreciation and intangible asset amortization. For the three months ended March 31, 2026 and 2025, Fixed asset depreciation and intangible asset amortization was $25.8 million and $21.9 million, respectively.
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
Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
EMEA[1]	$535,829	$341,961
Americas[2]	320,496	246,639
APAC	99,156	75,640
Total revenues	$955,481	$664,240
____________________________
1For the three months ended March 31, 2026 and 2025, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the three months ended March 31, 2026 and 2025 were $363.0 million and $228.2 million, respectively.
2For the three months ended March 31, 2026 and 2025, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the three months ended March 31, 2026 and 2025 were $298.1 million and $229.5 million, respectively.
Information regarding long-lived assets (defined as: loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	March 31, 2026	December 31, 2025
Long-lived assets:
EMEA[1]	$442,171	$416,597
Americas[2]	319,301	297,554
APAC	87,111	88,010
Total long-lived assets	$848,583	$802,161
____________________________
1As of March 31, 2026 and December 31, 2025, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of March 31, 2026 and December 31, 2025 were $306.2 million and $286.7 million, respectively.
2As of March 31, 2026 and December 31, 2025, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of March 31, 2026 and December 31, 2025 were $311.4 million and $289.7 million, respectively.

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues from contracts with customers:
Commissions	$752,935	$494,711
Data, network and post-trade	34,468	32,500
Fees from related parties	4,296	4,422
Other revenues	6,006	2,939
Total revenues from contracts with customers	797,705	534,572
Other sources of revenues:
Principal transactions	142,892	116,078
Interest and dividend income	10,579	11,629
Other revenues	4,305	1,961
Total revenues	$955,481	$664,240
See Note 3—“Summary of Significant Accounting Policies” in the Company’s Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for detailed information on the recognition of the Company’s revenues from contracts with customers.
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
The Company had receivables related to revenues from contracts with customers of $612.5 million and $482.0 million at March 31, 2026 and December 31, 2025, respectively. The Company performs quarterly reviews of its receivables from contracts with customers for credit impairment. Refer to Note 25—“Current Expected Credit Losses (CECL)” for additional information.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2026 and December 31, 2025 was $19.5 million and $17.9 million, respectively.
During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $14.1 million and $11.0 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of March 31, 2026 or December 31, 2025.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.2 years to 18.1 years, some of which include options to extend the leases in 1.0 to 10.0 year increments for up to 14.0 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases, were determined based on previous lease guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
Supplemental information related to the Company’s operating and financing leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	March 31, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other assets	$176,760	$159,882
Finance lease ROU assets	Fixed assets, net	$1,465	$1,711
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$222,312	$195,093
Finance lease liabilities	Accounts payable, accrued and other liabilities	$1,652	$1,944

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term
Operating leases (years)	11.3	6.9
Finance leases (years)	1.3	1.5
Weighted-average discount rate
Operating leases	6.0%	4.6%
Finance leases	4.6%	4.6%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended March 31,
		2026	2025
Operating lease cost[1]	Occupancy and equipment	$10,373	$8,218
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$218	$326
Interest on lease liabilities	Interest expense	$17	$34
__________________________
1Short-term lease expense was not material for the three months ended March 31, 2026 and 2025.
The following table shows the Company’s maturity analysis of its lease liabilities, net of payments to be received under a sublease as of March 31, 2026 (in thousands):

	March 31, 2026
	Operating leases	Finance leases
2026 (excluding the three months ended March 31, 2026)	$27,889	$1,081
2027	34,959	627
2028	31,325	—
2029	26,964	—
2030	19,101	—
2031 and thereafter	172,010	—
Total	$312,248	$1,708
Interest	(90,781)	(56)
Total	$221,467	$1,652
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025
Operating cash flows from operating lease liabilities	$8,879	$11,060
Operating cash flows from finance lease liabilities	$17	$34
Financing cash flows from finance lease liabilities	$258	$328

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL reserve methodology.
As required, any subsequent changes to the allowance for credit losses are recognized in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2026	$6.2	$18.0	$24.2
Current-period provision for expected credit losses	0.1	(0.2)	(0.1)
Ending balance, March 31, 2026	$6.3	$17.8	$24.1

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2025	$6.2	$21.0	$27.2
Current-period provision for expected credit losses	—	1.1	1.1
Ending balance, March 31, 2025	$6.2	$22.1	$28.3
For the three months ended March 31, 2026, there was an increase of $0.1 million in the allowance for credit losses pertaining to “Accrued commissions and other receivables, net,” bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $6.3 million. For the three months ended March 31, 2025, there was no change in the allowance for credit losses pertaining to “Accrued commissions and other receivables, net.”
For the three months ended March 31, 2026, there was a decrease of $0.2 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which was primarily due to foreign currency remeasurement, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $17.8 million as of March 31, 2026. For the three months ended March 31, 2025, there was an increase of $1.1 million in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which was primarily due to foreign currency remeasurement.
26.    Subsequent Events
First Quarter 2026 Dividend
On May 6, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the first quarter of 2026, payable on June 10, 2026 to BGC Class A and Class B common stockholders of record as of May 27, 2026.
Revolving Credit Agreement
On May 5, 2026, the Company repaid $25.0 million of the $240.0 million in borrowings outstanding under its Revolving Credit Agreement.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three months ended March 31, 2026 and 2025. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
OVERVIEW AND BUSINESS ENVIRONMENT
We are a leading global marketplace, data, and financial technology company across the ECS and financial markets. We specialize in the brokerage and trade execution of a broad range of ECS products, including listed derivatives and physical commodities in the oil and refined, and environmental and energy transition, markets, as well as ship chartering. Additionally, we provide brokerage services across fixed income securities such as government bonds and corporate bonds, as well as interest rate and credit derivatives, foreign exchange, equities and futures and options. Our business also provides market data products, network and connectivity solutions, and post-trade services.
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
Our clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global company with offices across all major geographies, including New York and London, as well as in Beijing, Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Palm Beach, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
As of March 31, 2026, we had 2,487 brokers, salespeople, managers, and other front-office personnel across our businesses.
BGC and leading global investment banks and market-making firms have partnered to create FMX, part of the BGC group of companies, which includes a U.S. interest rate futures exchange, a cash U.S. Treasuries platform and spot foreign exchange platform.
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
Revenues in our Fenics businesses increased 19.8%, to $206.9 million, for the three months ended March 31, 2026, as compared to the prior year period.
Within our Fenics businesses, Fenics Markets revenue grew to $176.7 million, in the first quarter of 2026, driven by higher electronic trading volumes across Rates, Credit, and Foreign Exchange and increased Fenics Market Data revenues. Excluding kACE, Fenics Markets grew by 24.1% in the first quarter of 2026 as compared to the prior year period.
Fenics Growth Platforms revenue grew to $30.2 million in the first quarter of 2026, primarily driven by FMX, PortfolioMatch, and Lucera.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the first quarter of 2026 compared to the prior year period include:
•FMX UST generated record quarterly ADV of $89.7 billion, 51% higher compared to last year. FMX UST grew its first-quarter central limit order book market share to 41%, up from 39% last quarter and 33% a year ago. In March, ADV reached $107.0 billion, the highest monthly ADV in FMX UST’s history.
•FMX Futures Exchange delivered another quarter of significant growth. SOFR ADV climbed to more than 39,000 contracts in the first quarter of 2026, up from 2,200 contracts from a year ago, while quarter-end open interest reached approximately 143,000 contracts, compared to 8,000 in the prior year period. FMX’s U.S. Treasury futures developed momentum in April, with volume building throughout the month to a new high of approximately 30,000 contracts on April 29, 2026.
•FMX FX ADV increased by 42% to a record $20.5 billion driven by strong growth across spot FX and non-deliverable forward volumes, resulting in continued market share gains.

•PortfolioMatch ADV grew by 42% in the first quarter, setting a new all-time quarterly high. Growth was driven by higher client activity across U.S. and EMEA corporate credit, reflecting new and deepening customer relationships and positive impact from the adoption of recently launched trading functionalities. Average trade size grew to record levels, supported by an increase in the platform’s global maximum trade size. PortfolioMatch continues to capture market share in this critically important part of the Credit market.
•Lucera, Fenics’ network business providing critical real-time trading infrastructure to the capital markets, grew revenues by 22.8% in the first quarter. Growth was led by continued momentum in its FX offering and increasing client adoption across Fixed Income solutions, including U.S. Treasuries and Futures. Looking ahead, a pipeline of new products across both FX and Fixed Income is set to come online, which is expected to provide meaningful sources of new incremental growth.
Data, network and post-trade revenues increased by 6.1% compared to the first quarter of 2025 to $34.5 million. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower revenues due to the sale of BGC’s kACE business in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 23.2%.
Fenics brokerage revenues increased by 23.1% to $172.5 million in the first quarter of 2026 over the prior year period driven by higher electronic trading volumes across Rates, Credit, and Foreign Exchange.
Acquisitions
We did not complete any acquisitions during either the three months ended March 31, 2026 or 2025.
On December 31, 2025, we completed the acquisition of AMCOM, which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks. The acquisition further rounded out our biofuel business.
On October 1, 2025, we completed the acquisition of Macro Hive, a provider of global macro market analytics and strategy. The acquisition of Macro Hive expands BGC’s growing agency business that services institutional clients by integrating Macro Hive’s artificial intelligence-driven technology across our Rates and FX markets within our global broking and execution platform.
On April 1, 2025, we completed the acquisition of OTC Global. OTC Global generated revenues of over $400 million for the year ended December 31, 2024, representing an acquisition multiple of approximately 0.75 times revenue. With the integration of OTC Global’s complementary product suite, ECS became our largest asset class, positioning us as the world’s largest ECS broker by revenue and making BGC a more comprehensive and diversified company. The amount of revenue from OTC Global included in our unaudited Condensed Consolidated Statements of Operations during the three months ended March 31, 2026 is $138.4 million.
Divestitures
On December 31, 2025, we sold kACE, a leading provider of real-time pricing and advanced analytics platforms for complex FX derivatives, to smartTrade. smartTrade acquired kACE for up to $119.0 million, subject to limited post-closing adjustments. This includes initial consideration of $80.0 million, with up to an additional $39.0 million in contingent cash consideration. The $39.0 million in contingent cash consideration was excluded from the initial gain on the divestiture and will be recognized in income when it is realized and earned. As a result of this sale, we recognized a $66.7 million gain, which is included in “Gains (losses) on divestitures and sales of investments” in our audited Consolidated Statements of Operations during the year ended December 31, 2025.
Cost Reduction Program
We built on last year’s $25 million cost reduction program, which is now expected to result in approximately $35 million of annualized cost savings. We will continue to identify and execute cost savings throughout 2026. These expected savings are subject to risks and uncertainties, and actual results may differ. We will continue to monitor the impact of this program on our financial position and results of operations. In connection with the cost reduction program, the Company recorded compensation charges of $16.3 million for the three months ended March 31, 2026. These charges primarily relate to the termination or modification of certain employment contracts and the accelerated expense recognition of certain employee loans. These charges are reflected in “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. During the three months ended March 31, 2026, we made cash payments totaling $11.1 million in connection with the cost reduction program, representing a portion of the $16.3 million of charges recognized during the period.

Brands and Trademarks
AMCOM, Amerex, American Commodities, Aurel, Aurel BGC, Caventor, CBID, Conticap, CreditMatch, BGC, BGC Group, BGC Partners, BGC Trader, ELX, EOXLive, Euro Brokers, Fenics, Fenics.com, Fenics Markets Xchange, Fenics Digital, Fenics Direct, Fenics MID, Fenics MD, Fenics Market Data, Fenics PortfolioMatch, FMX, FMX Futures, FMX Markets Xchange, FMX UST, FMX FX, FMX Repo, FMX NDF, GFI, GFI Ginga, Lake Securities, Latium Capital, LumeFX, LumeMarkets, Lucera, Macro Hive, Martin Brokers, Maxcor, Matchbox, Mint, MIS Brokers, Open Energy, OTC Global Holdings, Perimeter Markets Inc., Poten & Partners, RP Martin, Tower Bridge, Sage, Sunrise Brokers, and VolumeMatch are among the trademarks/service marks and/or registered trademarks/service marks of BGC Group and/or its affiliates in the U.S. and/or other jurisdictions. The foregoing is not intended to be a complete list of all trademarks or service marks owned or used by the Company or its affiliates.
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result, we ceased trading with those clients. During both the three months ended March 31, 2026 and 2025, the Company did not record any additional reserves associated with potential losses associated with Russia’s Invasion of Ukraine.
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
Management performed Pillar 2 calculations for the necessary jurisdictions for the first quarter of 2026 and determined that the minimum global effective tax did not have a material impact on our first quarter 2026 tax rate.
On July 4, 2025, President Trump signed the OBBBA into law, which, among other things, introduced a broad range of changes to existing tax rules, including significant modifications to certain incentives previously introduced or expanded by the Inflation Reduction Act of 2022, as well as extensions and modifications of certain provisions of the Tax Act.
The OBBBA did not have a material impact on our unaudited Condensed Consolidated Statements of Financial Condition as of, or results of operations or cash flows for the three months ended March 31, 2026. Management will continue to assess the potential impact the OBBBA may have on our future financial condition, results of operations or liquidity.
Financial Services Industry
Historically, the financial services industry has grown structurally due to several factors. One factor was the increasing use of derivatives to manage risk or to take advantage of the anticipated direction of a market by allowing users to protect gains and/or guard against losses in the price of underlying assets without having to buy or sell the underlying assets. Derivatives are often used to manage the risks associated with interest rates, equity ownership, changes in the value of FX, credit defaults by corporate and sovereign debtors, and changes in the prices of commodity products.
Over this same timeframe, demand from financial institutions, large corporations, and other end-users of financial products have increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.
Another key factor has been the increase in the number of new financial products. As market participants and their customers strive to manage risk, new types of equity and fixed income securities, futures, options and other financial instruments have been developed. Most of these new securities and derivatives were not immediately ready for more liquid and standardized electronic markets, and generally increased the need for trading and required broker-assisted execution.
Additionally, the financial service industry and our business performance is influenced by other factors, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat, imposition and impact of volatile or broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, and other factors that are generally beyond our control. Generally, volatility benefits BGC by increasing secondary trading volumes, as market participants seek to hedge their risk or capitalize on price fluctuations. We believe that these activities are most efficiently executed in our wholesale markets, known for their depth and liquidity.

During the fourteen years between 2008 and 2022, BGC and the entire financial service industry’s trading volumes were constrained by low interest rates and quantitative easing. Manufactured zero and near-zero interest rates caused the breakdown and disappearance of the historic correlation between the issuance of financial instruments and trading volume growth.
Since 2022, the financial services industry shifted to a meaningful‑interest‑rate and more volatile macroeconomic environment following the extended period of accommodative monetary policy. Elevated inflation, changing monetary policies, geopolitical developments, and shifting growth expectations have increased volumes across rates, credit, and foreign exchange markets. At the same time, continued progress toward greater electronification and hybrid execution models has supported increased trading activity as market participants manage risk and adjust to changing market conditions.
We believe the return of this strong positive correlation in the current macro trading environment, which has meaningful interest rates and the issuance of financial instruments that is multiples above 2008 levels, positions BGC to benefit from and drive its trading volumes, revenue and profitability higher for the foreseeable future, assuming the current macro trading environment remains in place.
Industry Landscape
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as across multiple electronic marketplaces via Fenics, which additionally competes with Tradeweb and MarketAxess. We also compete with the electronic markets and market data businesses of the CME, primarily through our FMX businesses where we compete in U.S. Treasuries, U.S. interest rate futures, and foreign exchange products. Additionally, we have become the largest participant in the energy, commodities and shipping markets, and are competing with ECS brokers such as Marex Group PLC, StoneX Group and Clarksons PLC.
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
Overall Market Volumes and Volatility
Volume is driven by a number of factors, including the level of issuance for financial instruments, price volatility of financial instruments, government and central bank policies, macro-economic conditions, geopolitical developments, creation and adoption of new products, regulatory environment, and the introduction and adoption of new trading technologies. Historically, increased price volatility has often increased market volumes across many of the cash and derivative products that we broker.
Rates volumes in particular are influenced by market volumes and, in certain instances, volatility. Historically low and negative interest rates, as well as central bank quantitative easing programs, across the globe significantly reduced the overall trading appetite for rates products. Such programs depressed rates volumes because they entail central banks buying government securities or other securities in the open market in an effort to promote increased lending and liquidity and bring down long-term interest rates. When central banks hold these instruments, they tend not to trade or hedge, thus lowering rates volumes across cash and derivatives markets industry-wide. Following the market dislocation and COVID-19 pandemic, major central banks such as the U.S. Federal Reserve, ECB, Bank of Japan, Bank of England, and Swiss National Bank restarted quantitative easing programs in 2020. Beginning in 2022, inflationary concerns have resulted in rising interest rates and tapering and/or unwinding of central bank asset purchases. The return of interest rates has led to improved macro trading conditions which has benefited BGC. This backdrop is expected to support both BGC’s Fenics and Voice/Hybrid businesses for the foreseeable future, assuming the current macro trading environment remains in place.

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
During the three months ended March 31, 2026, industry volumes were generally higher across ECS, Rates, FX, Credit, and Equities compared to the prior year period. BGC’s brokerage revenues were up by 46.7% year-over-year in the quarter, reflecting growth across all asset classes and geographies.
The onset of the Iran conflict on February 28 contributed to heightened volatility across energy, interest rate, and foreign exchange markets. Prior to the conflict, our revenues were already tracking up 41% year-over-year through February 27, and finished the quarter with total revenues increasing 43.8%. This highlights the strong underlying performance of our business, with the conflict only contributing incrementally. Management continues to monitor evolving geopolitical conditions and their potential impact on operations and market exposures.
Below is an expanded discussion of the market volumes and growth drivers of our various asset class categories.
Our revenues, like the revenues for most of our products, are not fully dependent on market volumes and, therefore, do not always fluctuate consistently with industry metrics. This is largely because our Voice, Hybrid, and Fully Electronic desks often have volume discounts built into their price structure, which results in our revenues being less volatile than the overall industry volumes.
ECS Volumes
ECS volumes were higher during the first quarter of 2026 compared to the prior year period. CME and ICE energy futures and options volumes were up 37% and 32%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased 120.1%, compared to the prior year period, to $330.0 million, driven by OTC Global and strong organic growth across the broader energy complex and shipping businesses. Excluding OTC Global, ECS revenues grew by 31.1% compared to the prior year period.
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
Rates volumes were higher during the first quarter of 2026 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 16% compared to the prior year period. Over the same time period, listed products on CME were up 24%, and OTC interest rate derivative volumes traded on SEF were up 32% compared to the first quarter of 2025, according to Clarus. In comparison, our overall Rates revenues were up 27.5% as compared to a year earlier, to $256.2 million.
Foreign Exchange Volumes and Volatility
Global foreign exchange volumes were higher during the first quarter of 2026 compared to the prior year period. Volumes for CME EBS spot FX and Cboe FX were up 8% and 34%, respectively. Volumes for FX Options were up 1% compared to the prior year period, according to Clarus. In comparison, our overall FX revenues increased by 19.1%, compared to the prior year period, to $131.0 million.

Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were higher during the first quarter of 2026 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 18% and U.S. High Yield was up 9% according to Bloomberg, compared to the prior year period. In comparison, our overall Credit revenues increased by 8.2%, compared to the prior year period, to $94.1 million.
Equities Volumes
Global equity volumes were generally higher during the first quarter of 2026 compared to the prior year period. According to the Securities Industry and Financial Markets Association, the average daily volume of U.S. cash equities was up 27% as compared to a year earlier. Over the same timeframe, the average daily volume of U.S. options was up 18%, according to the OCC, however, Eurex average daily volumes of equity and equity index derivatives were down 2%. Our Equities business primarily consists of equity derivatives and our overall revenues from Equities increased by 34.3%, compared to the prior year period, to $84.5 million.
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
As of March 31, 2026, our front-office headcount was 2,487 brokers, salespeople, managers, and other front-office personnel, up 14.9% from 2,165 a year ago, primarily due to the acquisition of OTC Global. Compared to the prior year, average revenue per front-office employee for the three months ended March 31, 2026, increased by 25.6%, to $0.4 million.
FINANCIAL HIGHLIGHTS
For the three months ended March 31, 2026 compared to the three months ended March 31, 2025
Income from operations before income taxes was $115.4 million compared to $80.0 million in the prior year period.
Total revenues increased $291.2 million compared to the prior year period, or 43.8%, to $955.5 million. Excluding OTC Global, revenues grew by $152.9 million, or 23.0%.
Brokerage revenues increased by $285.0 million, or 46.7%, due to overall growth across all asset classes:
•ECS increased $180.0 million, or 120.1%, driven by the operations of OTC Global. Excluding OTC Global, ECS grew by $46.7 million, or 31.1%;
•Rates increased $55.3 million, or 27.5%;
•FX increased $21.0 million, or 19.1%;
•Credit increased $7.1 million, or 8.2%; and
•Equities increased $21.6 million, or 34.3%.
Data, network and post-trade revenues increased by $2.0 million, or 6.1%, primarily driven by Lucera and Fenics Market Data. This increase was partially offset by decreased revenues from software solutions following the sale of the kACE business in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 23.2%. Other revenues increased $5.4 million, or 110.4%, mainly attributable to the operations of OTC Global and higher consulting income. Interest and dividend income decreased $1.1 million, or 9.0%, primarily due to a decrease in interest-earning balances.

Total expenses increased $260.5 million, or 44.4%, to $847.0 million compared to the prior year period, primarily driven by the operations of OTC Global, which we acquired on April 1, 2025. Total compensation and employee benefits expenses increased by $203.8 million, which was primarily due to the operations of OTC Global, higher commissionable revenues, charges incurred as a part of the cost reduction program, and the weaker U.S. dollar during the three months ended March 31, 2026. In addition, the proportion of Equity-based compensation and allocations of net income to limited partnership units, as a percentage of Total compensation and employee benefits expenses, decreased from 18.1% for the prior year period to 13.4% for the current year period. This change reflects period-over-period variation in the mix of compensation, with a smaller share of total compensation delivered through equity awards in the current year period.
The $56.7 million increase in non-compensation expenses was primarily driven by the operations of OTC Global and an increase in Interest expense related to the BGC Group 6.150% Senior Notes issued in April 2025. The increase in Interest expense was partially offset by a reduction of interest expense due to the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025. Non-compensation expenses also increased period over period, primarily due to higher Selling and promotion and Communication costs which were primarily driven by the operations of OTC Global.
RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$752,935	78.8%	$494,711	74.5%
Principal transactions	142,892	15.0	116,078	17.5
Total brokerage revenues	895,827	93.8	610,789	92.0
Fees from related parties	4,296	0.4	4,422	0.7
Data, network and post-trade	34,468	3.6	32,500	4.9
Interest and dividend income	10,579	1.1	11,629	1.7
Other revenues	10,311	1.1	4,900	0.7
Total revenues	955,481	100.0	664,240	100.0
Expenses:
Compensation and employee benefits	537,339	56.2	341,648	51.4
Equity-based compensation and allocations of net income to limited partnership units¹	83,441	8.8	75,323	11.4
Total compensation and employee benefits	620,780	65.0	416,971	62.8
Occupancy and equipment	47,731	5.0	42,569	6.4
Fees to related parties	8,073	0.8	8,350	1.3
Professional and consulting fees	16,920	1.8	15,669	2.4
Communications	38,689	4.0	30,629	4.6
Selling and promotion	29,131	3.0	19,441	2.9
Commissions and floor brokerage	21,656	2.3	17,492	2.6
Interest expense	32,452	3.4	24,654	3.7
Other expenses	31,550	3.3	10,747	1.6
Total expenses	846,982	88.6	586,522	88.3
Other income (losses), net:
Gains (losses) on equity method investments	4,585	0.5	2,358	0.3
Other income (loss)	2,363	0.2	(98)	—
Total other income (losses), net	6,948	0.7	2,260	0.3
Income (loss) from operations before income taxes	115,447	12.1	79,978	12.0
Provision (benefit) for income taxes	31,983	3.4	26,549	4.0
Consolidated net income (loss)	$83,464	8.7%	$53,429	8.0%
Less: Net income (loss) from operations attributable to noncontrolling interest in subsidiaries	(684)	(0.1)	(1,735)	(0.3)
Net income (loss) available to common stockholders	$84,148	8.8%	$55,164	8.3%

____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units are as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$31,196	3.3%	$26,641	4.0%
Allocations of net income and dividend equivalents	916	0.1	551	0.1
RSU, RSU Tax Account, and restricted stock amortization	51,329	5.4	48,131	7.3
Equity-based compensation and allocations of net income to limited partnership units	$83,441	8.8%	$75,323	11.4%
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Revenues
Brokerage Revenues
Total brokerage revenues increased by $285.0 million, or 46.7%, to $895.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Commissions revenues increased by $258.2 million, or 52.2%, to $752.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Principal transactions revenues increased by $26.8 million, or 23.1%, to $142.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Our ECS revenues increased by $180.0 million, or 120.1%, to $330.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by OTC Global and strong organic growth across our broader energy complex and shipping businesses.
Our Rates revenues increased by $55.3 million, or 27.5%, to $256.2 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, reflecting strong growth across listed futures and options, interest rate swaps, and government bonds, supported by continued FMX UST market share gains.
Our FX revenues increased by $21.0 million, or 19.1%, to $131.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to strong volume growth in emerging market and G10 products.
Our Credit revenues increased by $7.1 million, or 8.2%, to $94.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, driven by higher emerging market credit, PortfolioMatch, and structured credit volumes.
Our Equities revenues increased by $21.6 million, or 34.3%, to $84.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, reflecting strong market share gains across all major geographies and global equity volatility.
Fees from Related Parties
Fees from related parties decreased by $0.1 million, or 2.8%, to $4.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily driven by a decrease in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $2.0 million, or 6.1%, to $34.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower revenues due to the sale of kACE in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 23.2% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Interest and Dividend Income
Interest and dividend income decreased by $1.1 million, or 9.0%, to $10.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This was primarily driven by a decrease in interest-earning balances.
Other Revenues
Other revenues increased by $5.4 million, or 110.4%, to $10.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily driven by the operations of OTC Global and an increase in consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $195.7 million, or 57.3%, to $537.3 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily attributable to the operations of OTC Global, with additional increases from higher commissionable revenues, charges incurred as a part of the cost reduction program, and the weakening of the U.S. dollar.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units
Equity-based compensation and allocations of net income to limited partnership units increased by $8.1 million, or 10.8%, to $83.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to an increase in issuance of common stock and increase in amortization expense of RSUs granted to employees.
Occupancy and Equipment
Occupancy and equipment expense increased by $5.2 million, or 12.1%, to $47.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. This increase was primarily driven by the operations of OTC Global.
Fees to Related Parties
Fees to related parties decreased by $0.3 million, or 3.3%, to $8.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $1.3 million, or 8.0%, to $16.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which was primarily driven by the operations of OTC Global and offset by decreases in audit, tax, consulting charges and legal fees.
Communications
Communications expense increased by $8.1 million, or 26.3%, to $38.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which was primarily driven by the operations of OTC Global and an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $9.7 million, or 49.8%, to $29.1 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which was primarily driven by the operations of OTC Global and an increase in business related travel and client entertainment.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $4.2 million, or 23.8%, to $21.7 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which was primarily driven by higher trade volumes and composition of trades in the three months ended March 31, 2026.
Interest Expense
Interest expense increased by $7.8 million, or 31.6%, to $32.5 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which was primarily driven by the issuance of the BGC Group 6.150% Senior Notes in April 2025, partially offset by a reduction of interest expense due to the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025.
Other Expenses
Other expenses increased by $20.8 million, or 193.6%, to $31.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, which was primarily due to the operations of OTC Global, as well as higher amortization expense related to the acquisitions of OTC Global, Macro Hive, and AMCOM. Additionally, there were increases in reserves for certain audit and litigation matters for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Other Income (Losses), Net
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $2.2 million, or 94.4%, to $4.6 million for the three months ended March 31, 2026 as compared to a gain of $2.4 million for the three months ended March 31, 2025.
Other Income (Loss)
Other income (loss) increased by $2.5 million to $2.4 million for the three months ended March 31, 2026 as compared to a loss of $0.1 million for the three months ended March 31, 2025, which was primarily driven by a $2.7 million unrealized gain during the three months ended March 31, 2026 related to a fair value adjustment on an investment carried under the measurement alternative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $5.4 million, or 20.5%, to $32.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. The increase was primarily driven by a change in the level, geographical, and business mix of earnings, which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries increased by $1.1 million, or 60.6%, to a loss of $0.7 million for the three months ended March 31, 2026 as compared to a loss of $1.7 million for the three months ended March 31, 2025.

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Revenues:
Commissions	$752,935	$590,187	$573,159	$599,496	$494,711	$431,469	$407,095	$395,081
Principal transactions	142,892	104,398	99,951	120,403	116,078	84,590	93,551	98,439
Fees from related parties	4,296	4,597	4,453	5,241	4,422	6,558	5,106	4,643
Data, network and post-trade	34,468	36,669	34,349	35,462	32,500	32,587	32,661	30,812
Interest and dividend income	10,579	12,889	14,039	15,268	11,629	12,370	16,944	17,145
Other revenues	10,311	7,627	10,898	8,134	4,900	4,758	5,754	4,641
Total revenues	955,481	756,367	736,849	784,004	664,240	572,332	561,111	550,761
Expenses:
Compensation and employee benefits	537,339	497,638	400,262	416,463	341,648	289,608	271,307	271,990
Equity-based compensation and allocations of net income to limited partnership units	83,441	95,892	74,447	83,926	75,323	121,165	85,690	66,207
Total compensation and employee benefits	620,780	593,530	474,709	500,389	416,971	410,773	356,997	338,197
Occupancy and equipment	47,731	47,549	47,614	46,478	42,569	42,278	45,195	40,959
Fees to related parties	8,073	10,191	9,346	10,409	8,350	9,054	8,251	8,009
Professional and consulting fees	16,920	17,269	18,303	15,796	15,669	17,701	20,184	12,805
Communications	38,689	35,517	35,628	34,659	30,629	30,028	30,416	30,172
Selling and promotion	29,131	30,525	26,461	28,810	19,441	18,605	17,376	17,714
Commissions and floor brokerage	21,656	18,737	17,340	16,690	17,492	18,453	17,539	17,414
Interest expense	32,452	33,040	33,823	33,801	24,654	24,263	25,125	21,551
Other expenses	31,550	26,997	42,384	24,654	10,747	14,847	26,955	13,334
Total expenses	846,982	813,355	705,608	711,686	586,522	586,002	548,038	500,155
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	—	66,718	—	—	—	38,769	—	—
Gains (losses) on equity method investments	4,585	1,301	2,290	2,379	2,358	1,536	2,360	2,744
Other income (loss)	2,363	13,964	(35)	581	(98)	537	4,276	1,814
Total other income (losses), net	6,948	81,983	2,255	2,960	2,260	40,842	6,636	4,558
Income (loss) from operations before income taxes	115,447	24,995	33,496	75,278	79,978	27,172	19,709	55,164
Provision (benefit) for income taxes	31,983	14,162	7,434	19,063	26,549	3,873	5,996	17,989
Consolidated net income (loss)	$83,464	$10,833	$26,062	$56,215	$53,429	$23,299	$13,713	$37,175
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(684)	(3,538)	(1,820)	(1,330)	(1,735)	(1,904)	(1,034)	(653)
Net income (loss) available to common stockholders	$84,148	$14,371	$27,882	$57,545	$55,164	$25,203	$14,747	$37,828

The table below details our brokerage revenues by product category for the indicated periods (dollar amounts in thousands):

	March 31 2026	December 31 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Brokerage revenue by product:
ECS	$329,970	$257,451	$241,622	$261,640	$149,937	$134,104	$112,921	$117,743
Rates	256,223	197,352	195,328	200,579	200,945	169,591	174,313	166,044
FX	131,033	102,841	106,672	108,452	110,035	93,648	92,076	88,946
Credit	94,078	64,284	69,085	75,282	86,936	62,404	68,000	69,381
Equities	84,523	72,657	60,403	73,946	62,936	56,313	53,336	51,406
Total brokerage revenues	$895,827	$694,585	$673,110	$719,899	$610,789	$516,060	$500,646	$493,520
Brokerage revenue by product (percentage):
ECS	36.8%	37.1%	35.9%	36.3%	24.5%	26.0%	22.6%	23.9%
Rates	28.6	28.4	29.0	27.9	33.0	32.9	34.7	33.6
FX	14.6	14.8	15.8	15.1	18.0	18.1	18.4	18.0
Credit	10.5	9.3	10.3	10.5	14.2	12.1	13.6	14.1
Equities	9.4	10.5	9.0	10.3	10.3	10.9	10.7	10.4
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$723,357	$567,360	$547,434	$592,534	$470,664	$406,545	$391,264	$387,101
Fully Electronic[1]	172,470	127,225	125,676	127,365	140,125	109,515	109,382	106,419
Total brokerage revenues	$895,827	$694,585	$673,110	$719,899	$610,789	$516,060	$500,646	$493,520
____________________________
1Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of March 31, 2026 were $5.9 billion, an increase of 32.8% as compared to December 31, 2025. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions and other receivables, net and Loans, forgivable loans and other receivables from employees and partners, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of March 31, 2026 of $781.0 million, and our Liquidity as of March 31, 2026 of $878.4 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $97.4 million as of March 31, 2026, compared to $127.6 million as of December 31, 2025.
At December 31, 2019, we completed the calculation of the one-time transition tax on the deemed repatriation of foreign subsidiaries’ earnings pursuant to the Tax Act and previously recorded a net cumulative tax expense of $28.6 million, net of foreign tax credits. During the second quarter of 2024, we settled our 2017 audit with the Internal Revenue Service which included the transition tax. The revised net cumulative transition tax expense is $25.3 million, net of foreign tax credits, resulting in a net adjustment of the payable balance by $3.3 million. An installment election can be made to pay the taxes over eight years with 40% paid in equal installments over the first five years and the remaining 60% to be paid in installments of 15%, 20% and 25% in years six, seven and eight, respectively. The cumulative remaining balance as of March 31, 2026 was $4.0 million. The remaining balance was subsequently repaid, and there was no cumulative remaining balance as of May 8, 2026.

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
As discussed below, our Liquidity remained strong at $878.4 million as of March 31, 2026, which can be used for share repurchases, dividends, acquisitions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the three months ended March 31, 2026, we repurchased 0.2 million shares of BGC Class A common stock for aggregate consideration of $2.3 million, representing a weighted-average price per share of $9.17.
As of May 8, 2026, we have repurchased an additional 1.1 million shares of BGC Class A common stock during the second quarter of 2026 for aggregate consideration of $11.8 million, representing a weighted-average price per share of $11.27.
On May 6, 2026, our Board declared a $0.02 dividend for the first quarter of 2026, payable on June 10, 2026 to BGC Class A and Class B common stockholders of record as of May 27, 2026. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On April 26, 2024, we amended and restated the Revolving Credit Agreement, to, among other things, extend the maturity date to April 26, 2027. On December 6, 2024, we amended the Revolving Credit Agreement to increase the size of the credit facility to $700.0 million.
As of January 1, 2025, we had $200.0 million of borrowings outstanding under the Revolving Credit Agreement. On March 12, 2025, we borrowed $25.0 million under the Revolving Credit Agreement for general corporate purposes, and on March 31, 2025, we borrowed $325.0 million under the Revolving Credit Agreement and used a portion of the proceeds from such borrowing to acquire OTC Global. On April 3, 2025, we repaid in full the $550.0 million of borrowings outstanding under the Revolving Credit Agreement. On May 13, 2025, we borrowed $140.0 million under the Revolving Credit Agreement, and on June 13, 2025, we borrowed an additional $15.0 million, for general corporate purposes. On June 30, 2025, we repaid $70.0 million of borrowings outstanding under the Revolving Credit Agreement. On September 30, 2025, we repaid in full the $85.0 million of borrowings outstanding under the Revolving Credit Agreement. On December 12, 2025, we borrowed $240.0 million under the Revolving Credit Agreement for general corporate purposes.

There were $240.0 million in borrowings outstanding under the Revolving Credit Agreement as of March 31, 2026. We recorded interest expense related to the Revolving Credit Agreement of $4.1 million and $4.0 million during the three months ended March 31, 2026 and 2025, respectively.
On May 5, 2026, we repaid $25.0 million of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Revolving Credit Agreement.
BGC Credit Agreement with Cantor
On March 8, 2024, we entered into an amendment to the BGC Credit Agreement which amends the BGC Credit Agreement to provide that the parties and their respective subsidiaries may borrow up to an aggregate principal amount of $400.0 million from each other from time to time at an interest rate equal to 25 basis points less than the interest rate on the respective borrower’s short-term borrowings rate then in effect. On June 7, 2024, we entered into a third amendment to the BGC Credit Agreement. The third amendment provides that the parties and their respective subsidiaries may borrow up to the total available aggregate principal amount of $400.0 million pursuant to a new category of “FICC-GSD Margin Loans.” All other terms of the BGC Credit Agreement, including terms applicable to loans made thereunder that are not FICC-GSD Margin Loans, remain the same.
On April 4, 2025, Cantor borrowed $120.0 million from us under the BGC Credit Agreement. Cantor partially repaid us $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to us the outstanding principal of $77.0 million borrowed from us under the BGC Credit Agreement, plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% during the year ended December 31, 2025. As of both March 31, 2026 and December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. We did not record any interest income related to the BGC Credit Agreement for the three months ended March 31, 2026 and 2025.
On November 12, 2025, we borrowed $20.0 million from Cantor under the BGC Credit Agreement for general corporate purposes. As of December 31, 2025, there were $20.0 million of borrowings by us outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. On January 9, 2026, we repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. As of March 31, 2026, there were no borrowings by us outstanding under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 5.36% and 5.45% for the three months ended March 31, 2026 and for the year ended December 31, 2025, respectively. The Company recorded nil interest expense related to the BGC Credit Agreement for the three months ended March 31, 2026. We did not record any interest expense related to the BGC Credit Agreement for the three months ended March 31, 2025.
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
BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million for the three months ended March 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million for the three months ended March 31, 2025.

8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of both March 31, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended March 31, 2026 and 2025.
On August 21, 2024, we repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million as of both March 31, 2026 and December 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil for both the three months ended March 31, 2026 and 2025.
6.600% Senior Notes due June 10, 2029
The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of both March 31, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for both the three months ended March 31, 2026 and 2025.
6.150% Senior Notes due April 2, 2030
On August 27, 2025, we launched an SEC-registered exchange offer in which holders of the BGC Group 6.150% Senior Notes, issued in a private placement on April 2, 2025, could exchange such notes for new registered notes with substantially identical terms. The exchange offer expired on October 3, 2025, and the tendered BGC Group 6.150% Senior Notes were exchanged for new registered notes with substantially identical terms.
The outstanding aggregate principal amount of BGC Group 6.150% Senior Notes, which are general senior unsecured obligations of BGC Group, was $700.0 million as of both March 31, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $11.1 million for the three months ended March 31, 2026.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our senior notes.
Weighted-average Interest Rate
For the three months ended March 31, 2026 and 2025, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, and BGC Credit Agreement, was 6.55% and 6.35%, respectively.
Short-term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.6 million (BRL 50.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $13.4 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is July 23, 2026. The agreement bears a fee of 1.32% per year. As of both March 31, 2026 and December 31, 2025, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for each of the three months ended March 31, 2026 and 2025.
See Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our short-term borrowings.
Market-Making Registration Statements
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
DEBT REPURCHASE PROGRAM
See Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q under the heading “Other Transactions with CF&Co” for information about our Board-authorized debt repurchase program.
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
•Our investing and funding activities represent a combination of our capital raising activities, including short-term borrowings and repayments, BGC Class A common stock repurchases, purchases and sales of securities, dispositions, and other investments (e.g., acquisitions, forgivable loans to new brokers and capital expenditures—all net of depreciation and amortization);
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
Discussion of the three months ended March 31, 2026
The table below presents our Liquidity Analysis as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
(in thousands)
Cash and cash equivalents	$780,984	$851,502
Financial instruments owned, at fair value	97,406	127,614
Total	$878,390	$979,116
The $100.7 million decrease in our Liquidity position from $979.1 million as of December 31, 2025 to $878.4 million as of March 31, 2026 was primarily related to repayment of the $20.0 million outstanding under the BGC Credit Agreement and $39.7 million of payments for tax obligations related to equity awards. Furthermore, there were dividends to stockholders of $9.7 million, share repurchases of $2.3 million, and capitalized expenditures of $14.8 million.

The remaining movement in Cash and cash equivalents balances was primarily due to an increase in cash provided by operating activities of $20.2 million during the three months ended March 31, 2026. Net cash provided by operating activities increased during the three months ended March 31, 2026, primarily due to a $212.7 million increase in net income adjusted for non-cash items, which reflected higher earnings driven by increased revenues. This increase was partially offset by net working capital cash outflows of $192.5 million during the three months ended March 31, 2026.
The change in working capital was primarily driven by an increase in accrued commissions receivable, net, of $131.3 million, due to higher revenues and the timing of collections, as well as a $53.3 million increase in loans, forgivable loans, and other receivables from employees and partners, largely attributable to higher loan activity and the timing of issuances relative to collections. Financial instruments owned at fair value decreased from $127.6 million as of December 31, 2025 to $97.4 million as of March 31, 2026 due to the sale of treasury bills during the three months ended March 31, 2026.
Discussion of the three months ended March 31, 2025
The table below presents our Liquidity Analysis as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
(in thousands)
Cash and cash equivalents	$966,357	$711,584
Financial instruments owned, at fair value	179,730	186,197
Total	$1,146,087	$897,781
The $248.3 million increase in our Liquidity position from $897.8 million as of December 31, 2024 to $1,146.1 million as of March 31, 2025 was primarily related to the draw down of $350.0 million under the Revolving Credit Agreement. The remaining movement in Cash and cash equivalents balance was primarily due to share repurchases of $23.1 million, capitalized expenditures of $15.5 million, dividends to stockholders of $9.9 million, tax payments and ordinary movements in working capital. Financial instruments owned at fair value decreased from $186.2 million as of December 31, 2024 to $179.7 million as of March 31, 2025 due to the sale of treasury bills during the three months ended March 31, 2025.
CREDIT RATINGS
As of March 31, 2026, our public long-term credit ratings and associated outlooks were as follows:

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
During the three months ended March 31, 2026 and 2025, we were charged $1.0 million and $0.9 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from us as collateral as of March 31, 2026 and December 31, 2025 at a fair value of $42.4 million and $67.6 million, respectively.
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
As of March 31, 2026, $925.0 million of net assets were held by regulated subsidiaries. As of March 31, 2026, these subsidiaries had regulatory net capital, as defined, in excess of the regulatory requirements, as defined, of $549.1 million.
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to our regulatory environment.
EQUITY
As of March 31, 2026, we had 369.4 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions are provided in Note 7—“Stock Transactions” to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended March 31, 2026 were as follows (in thousands):

Three Months Ended March 31, 2026
Common stock outstanding[1]	474,199
RSUs and restricted stock (Treasury stock method)[2]	15,938
Other	5,018
Total	495,155
______________________________
1Common stock consisted of shares of BGC Class A common stock and shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended March 31, 2026, the weighted-average number of shares of BGC Class A common stock was 364.7 million, the weighted-average number of shares of BGC Class B common stock was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was nil.
2For the three months ended March 31, 2026, 15.9 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended March 31, 2026 included 15.8 million of participating RSUs and 0.1 million of participating restricted shares of BGC Class A common stock. Also as of March 31, 2026, 57.8 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of March 31, 2026.
Registration Statements
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2026, we had issued an aggregate of 4.4 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of March 31, 2026, we had issued 0.9 million shares of BGC Class A common stock under the DRIP.
Our effective Registration Statement on Form S-8 was originally filed on July 3, 2023 with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of March 31, 2026, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 398.6 million shares of BGC Class A common stock.
CONTINGENT PAYMENTS RELATED TO ACQUISITIONS
Since 2016, we have completed acquisitions whose purchase price included an aggregate of approximately 4.9 million shares of BGC Class A common stock (with an acquisition date fair value of approximately $22.5 million), 0.1 million BGC Holdings LPUs (with an acquisition date fair value of approximately $0.2 million), 0.2 million RSUs (with an acquisition date fair value of approximately $1.2 million) and $46.4 million in cash that may be issued contingent on certain targets being met through 2029.
As of March 31, 2026, we have issued 2.8 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $58.0 million in cash related to such contingent payments.
As of March 31, 2026, there are 1.7 million shares of BGC Class A common stock, which will be issued if related targets are met and $5.7 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.

LEGAL PROCEEDINGS
The Company is involved, from time to time, in legal actions associated with or incidental to its business. As of the date of this Quarterly Report, the Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on the Company’s consolidated financial position or results of operations.
CERTAIN RELATED PARTY TRANSACTIONS
For information on our related party transactions, see Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of our “Critical Accounting Policies and Estimates” is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes made to our critical accounting policies from those reported in our Annual Report on Form 10-K for the year ended December 31, 2025.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. While we paid quarterly dividends of $0.02 per share in 2025 and in the first quarter of 2026, we plan to prioritize share repurchases over dividends. We have repurchased 0.2 million shares of BGC Class A common stock during the three months ended March 31, 2026. As cash uses are generally the greatest in the first quarter, we typically repurchase fewer shares during this period and we expect share repurchases to increase throughout the remainder of the year.
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
BGC Class A Common Stock
Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2026, there were 451.3 million shares of BGC Class A common stock issued and 369.4 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as such pledge was amended and restated effective as of October 5, 2023 and with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, our other affiliates, our executive officers, other employees, and others.
BGC Class B Common Stock
Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of March 31, 2026, Cantor and CFGM held an aggregate of 105.3 million shares of BGC Class B common stock, representing 96.2% of the outstanding shares of BGC Class B common stock and approximately 71.9% of the total voting power of our outstanding common stock, and Mr. Brandon Lutnick and another Lutnick family member beneficially owned 4.2 million shares of our outstanding Class B common stock, representing 3.8% of the outstanding shares of BGC Class B common stock and approximately 2.8% of our total voting power. Together, Cantor, CFGM, Mr. Brandon Lutnick and another Lutnick family member beneficially owned 109.5 million of the outstanding shares of BGC Class B common stock, representing 100% of the outstanding shares of BGC Class B common stock and approximately 74.7% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if all stockholders who beneficially own BGC Class B common stock converted all of their BGC Class B common stock into BGC Class A common stock on March 31, 2026, Cantor would have held 21.4% of the total voting power of our outstanding common stock, CFGM would have held 0.6% of our total voting power, Mr. Brandon Lutnick and another Lutnick family member would have beneficially owned 1.4% of our total voting power, and our public stockholders would have beneficially owned 76.6% of our total voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged).
As a result of the Corporate Conversion, 64.0 million Cantor units were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, which provides that Cantor will convert a portion of the 64.0 million shares of BGC Class B common stock issued to it in the Corporate Conversion in the event that BGC does not issue at least $75,000,000 in shares of BGC Class A or B common stock in connection with certain acquisition transactions (including pursuant to equity grants to employees in connection therewith) prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. If BGC Group does not issue at least such amount of shares in such circumstances during such seven-year period, then approximately 40.0 million shares of BGC Class B common stock held by Cantor will be converted into an equivalent number of BGC Class A common stock at the end of such seven-year period (provided that such number will be decreased to the extent that Cantor has sold or transferred any BGC Class B common stock to a third party and converted such shares into BGC Class A common stock during such seven-year period). As of May 8, 2026, we have issued $20.9 million of BGC Class A common stock in connection with acquisitions since the Corporate Conversion.

2025 Mr. Howard Lutnick Divestiture Events
In connection with Mr. Howard Lutnick’s confirmation as the U.S. Secretary of Commerce, he agreed to divest his interests in Cantor, CFGM, and the Company, among other entities, to comply with U.S. government ethics rules. For a detailed discussion about the divestiture of Mr. Howard Lutnick’s holdings in the Company, see Part I, Item 1, “Business—Our Organizational Structure” in our Annual Report on Form 10-K for the year ended December 31, 2025, and Note 13—“Related Party Transactions” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Lutnick Family Voting and Transfer Agreement
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
As of March 31, 2026, Mr. Brandon Lutnick beneficially owned 2.0 million shares of our Class A common stock and 109.4 million shares of our Class B common stock, collectively representing 74.9% of the total voting power of our outstanding common stock.

Structure of BGC Group, Inc. as of March 31, 2026
The following diagram illustrates our organizational structure as of March 31, 2026. The diagram does not reflect BGC Partners, BGC U.S. OpCo, BGC Global OpCo or their respective subsidiaries, or other subsidiaries of Cantor, or the noncontrolling interest in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) 75.9 million RSUs and (b) 3.0 million contingent shares to be issued to terminated employees per their respective separation agreements.
1 BGC Partners is a wholly owned subsidiary of BGC Group and consolidated with other wholly and non-wholly owned subsidiaries.
2 Public Stockholders includes unrestricted shares of our Class A common stock owned by current employees due to an inability to track such shares once they leave the Company’s transfer agent, as well as Class B common stock owned by a Lutnick family member, which represents less than 0.1% of our total outstanding Class B common stock.
3 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. As of March 31, 2026, Cantor Fitzgerald, L.P. owned 21.4% of the economics and 69.9% of the voting power in BGC Group, and CFGM owned 0.6% of the economics and 2.0% of the voting power in BGC Group.
The diagram reflects the following activity of BGC Class A common stock from December 31, 2025 through March 31, 2026: (a) 0.2 million shares of BGC Class A common stock repurchased by us; (b) 3.9 million shares of BGC Class A common stock issued for vested RSUs; (c) 0.4 million shares of BGC Class A common stock issued for contingent shares issued as consideration for certain acquisitions; (d) 0.1 million shares of BGC Class A common stock issued for contingent shares issued to terminated employees per their respective separation agreements; and (e) 2.1 million shares of BGC Class A common stock issued for compensation. 0.4 million shares of BGC Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2025 and March 31, 2026; 15.6 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of BGC Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2025 and March 31, 2026; 9.1 million of such shares remain available for issuance by us under the DRIP Registration Statement.

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

We also had Financial instruments owned, at fair value, of $97.4 million as of March 31, 2026. These include investments in equity securities, which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
Further, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology to maintain the confidentiality, integrity and availability of our and our clients’ information, the nature of the threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attacks and other events that could have an adverse security impact. There have also been an increasing number of malicious cyber incidents in recent years in various industries, including ours. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our businesses, could present risks to our operations.
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
The majority of our foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of March 31, 2026, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.0 million.

Interest Rate Risk
BGC had $1,549.5 million in fixed-rate debt outstanding as of March 31, 2026. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of March 31, 2026, BGC had $240.0 million of borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of March 31, 2026, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% shift in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings for the three months ended March 31, 2026 would have declined by $0.6 million, if interest rates increased by an additional 1%.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Group is recorded, processed, accumulated, summarized and communicated to its management, including its Co-Chief Executive Officers and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Co-Chief Executive Officers and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Group’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that BGC Group’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
As previously disclosed, BGC Group closed its acquisitions of OTC Global, Macro Hive and AMCOM on April 1, 2025, October 1, 2025 and December 31, 2025, respectively. BGC Group is currently integrating OTC Global, Macro Hive and AMCOM into its operations and internal control processes. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Management has excluded the acquired operations of OTC Global, Macro Hive and AMCOM from its assessment of the effectiveness of BGC Group’s internal control over financial reporting as of March 31, 2026. OTC Global, Macro Hive and AMCOM constituted 3.8%, 0.0% and 0.2% of total assets, 3.7%, 0.0% and 0.8% of net assets, and 14.5%, 0.0% and 0.2% of total revenues, respectively, as reflected in our unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2026.
Other than the exclusion of OTC Global, Macro Hive and AMCOM as described above, there were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “BGC.” There is no public trading market for our Class B common stock, which is held by Cantor, CFGM, and members of the Lutnick family.
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On November 5, 2025, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of March 31, 2026 we had approximately $386.9 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended March 31, 2026 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[1]
January 1, 2026—January 31, 2026	246	$9.17	246
February 1, 2026—February 28, 2026	—	—	—
March 1, 2026—March 31, 2026	—	—	—
Total Repurchases	246	$9.17	246	$386,920
1    Represents amount available under a repurchase program authorized by the Board and Audit Committee on November 5, 2025 up to an amount of $400.0 million for which there is no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended March 31, 2026, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 to be signed on its behalf by the undersigned.

BGC Group, Inc.

By:	/S/ SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer

By:	/S/ JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer

Date: May 11, 2026

[Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2026 dated May 11, 2026.]