Form 10-Q
period 2026-06-30
BGC Group, Inc.
filed 2026-08-10
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On August 7, 2026, the registrant had 366,013,569 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

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

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

COVID-19	Coronavirus Disease 2019

CX Clearinghouse L.P.	A CFTC-registered DCO and former subsidiary of the Company

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Deed	Mr. Sean Windeatt’s Deed of Adherence, as amended, with the U.K. Partnership regarding the terms of employment

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

DRIP Registration Statement	Registration statement on Form S-3 with respect to the offer and sale of up to 10.0 million shares of BGC Class A common stock under the DRIP

ECB	European Central Bank

ECS	Energy, Commodities, and Shipping

EMEA	Europe, Middle East, and Africa

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Offer	Consent solicitations and offers to exchange the BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners for the BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group, in each case with substantially similar terms to the corresponding series of BGC Partners Notes, completed on October 6, 2023

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest for which an exchange right has been granted can be exchanged for shares of Newmark Class A or Class B common stock

Family Branch	Each of Mr. Brandon Lutnick, Mr. Kyle S. Lutnick, Ms. Casey J. Lutnick and Mr. Ryan G. Lutnick, in each case, with their respective collective descendants, for the purpose of the Lutnick Family Voting Agreement

Fanatics	Fanatics Holdings Inc., a Delaware Corporation, that operates a global sports platform

Fanatics Markets	The prediction markets platform operated by Fanatics

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of FMX UST, Lucera, FMX FX and other newer standalone platforms, including FMX Futures Exchange

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FICC	Fixed Income Clearing Corporation

FICC-GSD Margin Loans	Loans made by a party under the BGC Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades

FINRA	Financial Industry Regulatory Authority

FMX
FMX Holdings, LLC, which holds BGC’s business of providing a Fully Electronic neutral forum in which all participants enter into electronic transactions with respect to U.S. Treasuries, U.S. treasury futures, U.S. SOFR futures and other select products

FMX Equity Partners	Bank of America, Barclays, Citadel Securities, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo, being the banks which contributed $172.0 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest in FMX at a post-money equity valuation of $667.0 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem

FMX Futures Exchange	FMX Futures Exchange, L.P., which is wholly owned by FMX, and operates an exchange for U.S. treasury futures and U.S. SOFR futures

FMX Separation	On April 23, 2024, BGC and FMX entered into a separation agreement pursuant to which BGC contributed the assets and liabilities related to FMX’s business to FMX, and pursuant to which BGC and FMX agreed to certain restrictions in the operations of their respective businesses

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

Freedom	Freedom International Brokerage Company, a 45% voting interest ownership equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking
Futures Exchange Group	Subsidiaries of the Company purchased from Cantor, and made up of the following entities at that time: CFLP CX Futures Exchange Holdings, LLC, CFLP CX Futures Exchange Holdings, L.P., CX Futures Exchange Holdings, LLC, CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse L.P.

FX	Foreign exchange

G20	A forum for the world’s major economies to discuss economic, social, and development issues

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which were liability awards recorded in “Accrued compensation” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition

HMRC	His Majesty’s Revenue and Customs, the U.K. tax authority

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Investment Company Act	Investment Company Act of 1940, as amended

Iran conflict	The conflict between the U.S.-Israel and Iran that began on February 28, 2026

kACE	kACE Financial, a provider of real-time pricing and advanced analytics platforms for complex FX derivatives sold by the Company on December 31, 2025

LCH	London Clearing House

LIBOR	London Interbank Offering Rate

Liquidity	A non-GAAP financial measure, comprised of the sum of Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements

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

LSEG	London Stock Exchange Group

Lucera	A wholly owned subsidiary of the Company, also known as “LFI Holdings, LLC” or “LFI,” which is a software defined network offering the trading community direct connectivity

Lutnick Family Voting Agreement	The voting and transfer agreement relating to Lutnick Family Voting Agreement Securities entered into on May 16, 2025 by Mr. Brandon Lutnick, Mr. Kyle Lutnick, Ms. Casey Lutnick, and Mr. Ryan Lutnick, each in their capacity as trustees of certain trusts (including the Purchaser Trusts) and certain other entities

Lutnick Family Voting Agreement Securities	Securities of the Company held by the trusts and other entities that are parties to the Lutnick Family Voting Agreement

Macro Hive	Macro Hive Limited

Majority of the Family Branches	With respect to any matter related to the Lutnick Family Voting Agreement, approval of such matter by both: (a) if there is a Controlling Investment Trustee, the Controlling Investment Trustee, and (b) if any Family Branch is entitled to vote in accordance with the Lutnick Family Voting Agreement, a majority vote of the Family Branches entitled to vote in accordance with the Lutnick Family Voting Agreement (with the Lutnick Family Voting Agreement specifying different approval standards if there is no Controlling Investment Trustee and no Family Branch entitled to vote in accordance with the Lutnick Family Voting Agreement)

MarketAxess	MarketAxess Holdings Inc.

MiFID II	Markets in Financial Instruments Directive II, a legislative framework instituted by the EU to regulate financial markets and improve protections for investors by increasing transparency and standardizing regulatory disclosures

Mint Brokers	A wholly owned subsidiary of the Company, acquired on August 19, 2010, registered as an FCM with both the CFTC and the NFA

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

NCSA	Non-Conforming Subordination Agreements

NDF	Non-deliverable forwards

Newmark	Newmark Group, Inc. (Nasdaq symbol: NMRK), a publicly traded and former majority-owned subsidiary of BGC Partners until the Distribution Date, and, where applicable, its consolidated subsidiaries

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Group	Newmark, Newmark Holdings, and Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark IPO	Initial public offering of 23.0 million shares of Newmark Class A common stock by Newmark at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

NFA	National Futures Association

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Liquidity

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

Purchaser Trusts	Certain trusts controlled by Mr. Brandon Lutnick as trustee with decision making control which closed the purchase of all voting shares of CFGM on October 6, 2025

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Reverse Repurchase Agreements	Agreements to resell securities, with such securities recorded at the contractual amount, including accrued interest, for which the securities will be resold, and accounted for as collateralized financing transactions

Revolving Credit Agreement	BGC Group’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018 and most recently amended and restated on May 15, 2026. The Revolving Credit Agreement provides for a maximum revolving loan balance of $700.0 million (which the Company has the right to increase up to $900.0 million subject to certain conditions being met), bearing interest at either SOFR or a defined base rate plus additional margin, and has a maturity date of May 15, 2030

ROU	Right-of-use

RSUs	BGC or Newmark restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

RSU Tax Account	RSU Tax Accounts were issued by BGC in connection with the Corporate Conversion in the place of certain non-exchangeable Preferred Units. The RSU Tax Accounts are settled for cash, rather than vesting into shares of BGC Class A common stock, may be entitled to a Preferred Return, and are not included in BGC’s fully diluted share count. The RSU Tax Accounts were issued in connection with RSUs and are to cover any withholding taxes to be paid when the RSUs vest into shares of BGC Class A common stock

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

Sage	Sage Energy Partners, LP, an energy and environmental brokerage firm that the Company acquired on October 1, 2024

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

Share Repurchase Authorization	The Company’s stock repurchase authorization, most recently re-approved by the Board and by the Audit Committee on November 5, 2025 for repurchases up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities

smartTrade	smartTrade Technologies SAS; a specialist in multi-asset electronic trading and SaaS solutions

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Tradeweb	Tradeweb Markets, Inc.

Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

UBT	Unincorporated Business Tax

U.K.	United Kingdom

U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary of the Company

U.K. Tax Matter	HMRC issue related to the tax treatment of the U.K. Partnership and its members, with respect to whether members are taxed as members or salaried employees

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

Water Street Labs, LLC	A CFTC-registered DCM and former subsidiary of the Company

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the Iran conflict and other unrest in the Middle East (including the disruption of global energy supply chains and the closure or disruption of or the imposition of tolls on access to the Strait of Hormuz), the conflict between Ukraine and Russia, conflicts in Latin America and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, reductions in government spending, recession fears, infrastructure spending, supply chain issues and increased technology costs, market liquidity, energy and other commodity costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors;
•market conditions and volatility, including fluctuations in interest rates and trading volumes, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases or decreases in deficits and the impact of changing government tax rates, interpretations of tax law and policy, repatriation rules, deductibility of interest, and other changes or potential changes to monetary policy, changing regulatory requirements or changes in legislation, regulations and priorities, possible turmoil across regional banks and certain global investment banks, volatility in the demand for the products and services we provide, possible disruptions in trading, potential deterioration of equity and debt capital markets and prediction, commodity and cryptocurrency markets, and potential economic downturns, including recessions, and similar effects, which may not be predictable in future periods;
•our ability to access the capital markets as needed or on reasonable terms and conditions;
•our ability to enter and succeed in new markets or develop new products, offerings, trade desks, marketplaces, or services for existing or new clients and, to pursue new operations and business initiatives, including our ability to develop new Fenics platforms and products, to successfully launch new initiatives which could require significant capital and significant efforts by management, including engaging partners on satisfactory terms, to manage long lead times to scale a successful venture, to convert certain existing products to a Fully Electronic trade execution, to successfully incorporate internally generated, acquired or third-party AI into our products and any efforts by our competitors to do the same, and efforts to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, and our ability to manage the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements;

•our relationships and transactions with Cantor and its affiliates, including CF&Co, our structure, the timing and impact of any actual or future changes to our organization or structure, any related party transactions, any current or future challenges to our interpretation or application of complex tax laws to our structure, conflicts of interest or litigation, including with respect to executive compensation matters or other transactions with our current and former executive officers and with the U.S. government or governmental entities, any impact of Cantor’s results or our relationship with Cantor on our credit ratings and associated outlooks, any clearing capital agreements, clearing services agreements, Repurchase Agreements or Reverse Repurchase Agreements with or loans to or from us or Cantor, including the balances and interest rates thereof from time to time and any convertible or equity features of any such financing transactions, CF&Co’s acting as our sales agent, initial purchaser or underwriter from time to time, Cantor’s past and potential future holdings of Company Debt Securities, CF&Co’s acting as a market maker in Company Debt Securities, CF&Co’s acting as our financial advisor in connection with certain capital markets transactions and potential acquisitions, dispositions, divestitures or other transactions, and our participation in various investments, stock loans or cash management vehicles placed by or recommended by CF&Co;
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
•pandemics and other international health incidents or emergencies, and the impact of natural disasters or weather-related or similar events, including hurricanes, wildfires, floods and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;
•risks inherent in doing business in international markets or with international partners, and any failure to identify and manage those risks, including economic or geopolitical conditions or uncertainties, the actions of governments, central banks or taxation authorities including the pursuit of trade, border control or other related policies by the U.S. and/or other countries, economic and political volatility in the U.K. and Europe, political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East (including the ongoing Iran conflict), Latin America, other ongoing or new conflicts or other international tensions, hostilities and instability in those or other regions or jurisdictions, additional sanctions and regulations imposed by governments and related counter-sanctions and impacts to cross-border trade and travel as well as potential changes in these factors;
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
•the effect on our businesses, our clients, the markets in which we operate and the economy in general of changes in U.S. and foreign tax and other laws, including but not limited to the OBBBA, changes in tax rates, changes in interpretations of tax law, the impact of recent, upcoming or other potential changes in U.K. tax rates and the application of National Insurance rules which impact our U.K. Partnership and its members, repatriation rules, and deductibility of interest, potential policy and regulatory changes in other countries, sequestrations, responses to global inflation rates, and other potential changes to tax and other policies resulting from elections and changes in governments;
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

•extensive regulation of our businesses and customers, the timing of regulatory approvals, changes in regulations relating to financial services companies and other industries, and risks relating to U.S. and foreign tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, unavailability of certain tax credits or reliefs or additional tax liabilities or assessments, and any resulting costs, the adequacy of our reserves and/or accruals related to tax audits or related matters, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, including potential delays in accessing markets, including due to our regulatory status and actions, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and our subsidiaries are not deemed investment companies under the Investment Company Act;
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
•the timing of completion of or impacts of our current or future cost reduction programs on our ability to enhance profitability and margins, the impacts of any related short-term increases to our compensation and employee benefits expenses, and our ability to realize the anticipated cost savings from such programs;
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
•the expansion of our cybersecurity and AI processes to include new businesses, or the integration of the cybersecurity and AI processes of acquired businesses, and the impact of AI on the economy, our industry, our products and business, and the businesses of our clients and vendors;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$766,854	$851,502
Cash segregated under regulatory requirements	19,714	22,171
Financial instruments owned, at fair value	94,550	127,614
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,719,595	468,035
Accrued commissions and other receivables, net	590,622	482,013
Loans, forgivable loans and other receivables from employees and partners, net	498,539	436,082
Fixed assets, net	179,993	182,080
Investments	52,019	37,765
Goodwill	646,848	648,616
Other intangible assets, net	410,800	427,950
Receivables from related parties	5,867	5,006
Other assets	765,655	723,155
Total assets	$5,751,056	$4,411,989
Liabilities and Equity
Liabilities
Short-term borrowings from related parties	$—	$20,000
Accrued compensation	338,558	364,016
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,504,217	306,364
Payables to related parties	46,277	28,599
Accounts payable, accrued and other liabilities	814,042	771,963
Notes payable and other borrowings	1,774,054	1,775,705
Total liabilities	4,477,148	3,266,647
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized at both June 30, 2026 and December 31, 2025; 455,155,560 and 444,920,841 shares issued at June 30, 2026 and December 31, 2025, respectively; and 363,232,570 and 363,175,091 shares outstanding at June 30, 2026 and December 31, 2025, respectively	4,552	4,449
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized at both June 30, 2026 and December 31, 2025; 109,452,953 shares issued and outstanding at both June 30, 2026 and December 31, 2025, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,642,974	2,532,497
Treasury stock, at cost: 91,922,990 and 81,745,750 shares of Class A common stock at June 30, 2026 and December 31, 2025, respectively	(730,524)	(614,526)
Retained deficit	(773,134)	(910,391)
Accumulated other comprehensive income (loss)	(39,413)	(40,641)
Total stockholders’ equity	1,105,550	972,483
Noncontrolling interest in subsidiaries	168,358	172,859
Total equity	1,273,908	1,145,342
Total liabilities and equity	$5,751,056	$4,411,989

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Commissions	$649,171	$599,496	$1,402,106	$1,094,207
Principal transactions	122,257	120,403	265,149	236,481
Fees from related parties	5,493	5,241	9,789	9,663
Data, network and post-trade	36,677	35,462	71,145	67,962
Interest and dividend income	26,713	15,268	37,292	26,897
Other revenues	5,234	8,134	15,545	13,034
Total revenues	845,545	784,004	1,801,026	1,448,244
Expenses:
Compensation and employee benefits	449,946	416,463	987,285	758,111
Equity-based compensation and allocations of net income to limited partnership units	75,557	83,926	158,998	159,249
Total compensation and employee benefits	525,503	500,389	1,146,283	917,360
Occupancy and equipment	47,272	46,478	95,003	89,047
Fees to related parties	9,721	10,409	17,794	18,759
Professional and consulting fees	17,266	15,796	34,186	31,465
Communications	38,212	34,659	76,901	65,288
Selling and promotion	37,448	28,810	66,579	48,251
Commissions and floor brokerage	20,434	16,690	42,090	34,182
Interest expense	32,799	33,801	65,251	58,455
Other expenses	44,988	24,654	76,538	35,401
Total expenses	773,643	711,686	1,620,625	1,298,208
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	20,000	—	20,000	—
Gains (losses) on equity method investments	5,727	2,379	10,312	4,737
Other income (loss)	1,314	581	3,677	483
Total other income (losses), net	27,041	2,960	33,989	5,220
Income (loss) from operations before income taxes	98,943	75,278	214,390	155,256
Provision (benefit) for income taxes	30,106	19,063	62,089	45,612
Consolidated net income (loss)	$68,837	$56,215	$152,301	$109,644
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(3,650)	(1,330)	(4,334)	(3,065)
Net income (loss) available to common stockholders	$72,487	$57,545	$156,635	$112,709
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$69,585	$55,117	$150,151	$107,905
Basic earnings (loss) per share	$0.15	$0.11	$0.32	$0.22
Basic weighted-average shares of common stock outstanding	475,565	480,138	474,886	479,655
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$69,603	$55,136	$150,201	$107,950
Fully diluted earnings (loss) per share	$0.15	$0.11	$0.31	$0.22
Fully diluted weighted-average shares of common stock outstanding	478,965	484,636	479,090	485,090

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated net income (loss)	$68,837	$56,215	$152,301	$109,644
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	888	13,009	1,061	19,332
Total other comprehensive income (loss), net of tax	888	13,009	1,061	19,332
Comprehensive income (loss)	69,725	69,224	153,362	128,976
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(3,767)	(946)	(4,501)	(2,511)
Comprehensive income (loss) attributable to common stockholders	$73,492	$70,170	$157,863	$131,487
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$152,301	$109,644
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	51,381	47,749
Employee loan amortization and reserves on employee loans	45,302	36,208
Equity-based compensation and allocations of net income to limited partnership units	158,998	159,249
Deferred compensation expense	1,347	286
Losses (gains) on equity method investments	(10,312)	(4,737)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(3,146)	(775)
Amortization of discount (premium) on notes payable	2,455	2,533
Impairment of fixed assets, intangible assets and investments	1,220	1,603
Deferred tax provision (benefit)	723	2,639
Change in estimated acquisition earn-out payables	1,629	3,863
Forfeitures of Class A common stock	(442)	(152)
Losses (gains) on divestitures	(20,000)	—
Other	(104)	—
Consolidated net income (loss), adjusted for non-cash and non-operating items	381,352	358,110
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	34,776	48,828
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,250,966)	(580,427)
Accrued commissions receivable, net	(109,596)	(107,293)
Loans, forgivable loans and other receivables from employees and partners, net	(102,454)	(113,225)
Receivables from related parties	(401)	(4,847)
Other assets	(26)	(48,210)
Increase (decrease) in operating liabilities:
Accrued compensation	(30,146)	(4,861)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,197,598	551,778
Payables to related parties	17,678	(28,125)
Accounts payable, accrued and other liabilities	43,976	350
Net cash provided by (used in) operating activities	$181,791	$72,078
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	$(9,703)	$(11,523)
Capitalization of software development costs	(18,077)	(18,379)
Purchase of equity method investments	—	(750)
Proceeds from equity method investments	2,092	1,119
Payments for acquisitions, net of cash acquired	—	(263,381)
Purchase of investment carried under measurement alternative	(3,474)	—
Loan to related parties	—	(120,000)
Proceeds from repayment of related parties loan	—	120,000
Purchase of other assets	(223)	(674)
Net cash provided by (used in) investing activities	$(29,385)	$(293,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of deferred issuance costs	$70,695	$1,197,762
Repayments of long-term debt borrowings	(75,000)	(620,000)
Repayment of short-term borrowings from related parties	(20,000)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	(470)
Payments for tax obligations related to equity awards	(80,611)	(62,021)
Dividends to stockholders	(19,378)	(19,564)
Repurchase of Class A common stock	(114,706)	(171,635)
Payments on acquisition earn-outs	(639)	(775)
Net cash provided by (used in) financing activities	$(239,639)	$323,297
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	128	7,019
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(87,105)	108,806
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	873,673	733,273
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$786,568	$842,079
Supplemental cash information:
Cash paid during the period for taxes	$64,460	$87,762
Cash paid during the period for interest	63,290	45,730
Supplemental non-cash information:
Issuance of Class A and contingent Class A common stock for acquisitions	$3,903	$6,028
ROU assets and liabilities	44,922	47,242
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended June 30, 2026
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2026	$4,513	$1,095	$2,587,661	$(617,013)	$(835,965)	$(40,418)	$172,125	$1,271,998
Consolidated net income (loss)	—	—	—	—	72,487	—	(3,650)	68,837
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,005	(117)	888
Equity-based compensation, 4,013,357 shares	38	—	54,589	2	—	—	—	54,629
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,656)	—	—	(9,656)
Issuance of Class A common stock (net of costs), 80,362 shares	1	—	(441)	—	—	—	—	(440)
Repurchase of Class A common stock, 10,203,162 shares	—	—	—	(112,447)	—	—	—	(112,447)
Forfeiture of Class A common stock, 88,123 shares	—	—	719	(1,066)	—	—	—	(347)
Contributions of capital to and from Cantor for equity-based compensation	—	—	347	—	—	—	—	347
Other	—	—	99	—	—	—	—	99
Balance, June 30, 2026	$4,552	$1,095	$2,642,974	$(730,524)	$(773,134)	$(39,413)	$168,358	$1,273,908

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Six Months Ended June 30, 2026
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$4,449	$1,095	$2,532,497	$(614,526)	$(910,391)	$(40,641)	$172,859	$1,145,342
Consolidated net income (loss)	—	—	—	—	156,635	—	(4,334)	152,301
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,228	(167)	1,061
Equity-based compensation, 10,161,908 shares	98	—	105,564	4	—	—	—	105,666
Dividends to common stockholders and participating RSU holders	—	—	—	—	(19,378)	—	—	(19,378)
Issuance of Class A common stock (net of costs), 82,432 shares	1	—	(683)	—	—	—	—	(682)
Repurchase of Class A common stock, 10,449,522 shares	—	—	—	(114,706)	—	—	—	(114,706)
Forfeiture of Class A common stock, 112,211 shares	—	—	854	(1,296)	—	—	—	(442)
Contributions of capital to and from Cantor for equity-based compensation	—	—	348	—	—	—	—	348
Issuance of Class A common stock and RSUs for acquisitions, 374,872 shares	4	—	3,899	—	—	—	—	3,903
Other	—	—	495	—	—	—	—	495
Balance, June 30, 2026	$4,552	$1,095	$2,642,974	$(730,524)	$(773,134)	$(39,413)	$168,358	$1,273,908

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.02	$0.02	$0.04	$0.04
Dividends declared and paid per share of common stock	$0.02	$0.02	$0.04	$0.04

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
The Company’s clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global company with offices across all major geographies, including New York and London, as well as in Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Palm Beach, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
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

SEC Rules on Climate-Related Disclosures
In March 2024, the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would have required registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would have included certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) were deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would have been required to disclose information about the offsets and RECs. Registrants would have also been required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would have been required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. In May 2026, the SEC issued a proposal for stakeholder comment to fully rescind its climate-related disclosure rules. Absent these developments, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2025. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited Condensed Consolidated Financial Statements.
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
Certain of these Newmark Holdings LPUs entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These LPUs held by BGC employees are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, the Company records compensation expense for the awards based on the change in value at each reporting date in the Company’s unaudited Condensed Consolidated Statements of Operations as part of “Equity-based compensation and allocations of net income to limited partnership units.”
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

3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025. During the six months ended June 30, 2026, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
There were no acquisitions completed by the Company during the six months ended June 30, 2026. There was one acquisition completed by the Company during the six months ended June 30, 2025.
AMCOM
On December 31, 2025, the Company completed the acquisition of AMCOM, which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks.
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
The Company accounted for the OTC Global acquisition as a business combination under the acquisition method of accounting and recorded the assets acquired and liabilities assumed at their fair values as of April 1, 2025. During the three months ended March 31, 2026, the Company completed its measurement of the assets acquired and liabilities assumed and finalized the purchase price allocation.
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
The Company recognized $0.5 million and $0.6 million of acquisition-related costs that were expensed during the three and six months ended June 30, 2026, respectively. The Company recognized $0.1 million and $0.4 million of acquisition-related costs that were expensed during the three and six months ended June 30, 2025, respectively. These costs are included in the Company’s unaudited Condensed Consolidated Statements of Operations within Professional and consulting fees.
The following unaudited pro forma summary of revenues and consolidated net income presents consolidated information of the Company as if the acquisition of OTC Global had occurred on January 1, 2025 (amounts in thousands). The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operational efficiencies that could result from the acquisition. However, the amounts have been calculated after applying the Company’s accounting policies and adjusting the results of OTC Global, which mainly consisted of removing approximately $1.0 million for the six months ended June 30, 2025, which had been applied under the Private Company Council Accounting Alternative for Goodwill and pursuant to ASC 350, Intangibles — Goodwill and Other.

Pro Forma Consolidated Income Statement (in thousands):
(unaudited)
Six Months Ended June 30, 2025
Pro forma revenues	$1,564,233
Pro forma consolidated net income	$119,168

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
5.     Divestitures
In the fourth quarter of 2025, the Company sold kACE, a leading provider of real-time pricing and advanced analytics platforms for complex FX derivatives, to smartTrade. smartTrade acquired kACE for up to $119.0 million, subject to limited post-closing adjustments. This included initial consideration of $80.0 million, with up to an additional $39.0 million in contingent cash consideration. The up to $39.0 million in contingent cash consideration was excluded from the initial gain on the divestiture and will be recognized in income if and when it is realized and earned.
During the three and six months ended June 30, 2026, the Company recognized a $20.0 million gain from contingent consideration that was realized and earned in connection with the sale of kACE, which is included in “Gains (losses) on divestitures and sales of investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company had no gains or losses from divestitures or sales of investments during the six months ended June 30, 2025.
6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$72,487	$57,545	$156,635	$112,709
Less: Dividends declared and allocation of undistributed earnings to participating securities	(2,902)	(2,428)	(6,484)	(4,804)
Net income (loss) attributable to common stockholders	$69,585	$55,117	$150,151	$107,905
Basic weighted-average shares of common stock outstanding	475,565	480,138	474,886	479,655
Basic earnings (loss) per share	$0.15	$0.11	$0.32	$0.22

Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$69,585	$55,117	$150,151	$107,905
Add back: Allocations of undistributed earnings to participating securities	2,638	2,142	5,948	4,220
Less: Reallocation of undistributed earnings to participating securities	(2,620)	(2,123)	(5,898)	(4,175)
Net income (loss) for fully diluted shares	$69,603	$55,136	$150,201	$107,950
Weighted-average shares:
Common stock outstanding	475,565	480,138	474,886	479,655
Other[1]	3,400	4,498	4,204	5,435
Fully diluted weighted-average shares of common stock outstanding	478,965	484,636	479,090	485,090
Fully diluted earnings (loss) per share	$0.15	$0.11	$0.31	$0.22
____________________________
1Primarily consists of contracts to issue shares of BGC common stock.
For the three months ended June 30, 2026 and 2025, approximately 16.4 million and 15.5 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the six months ended June 30, 2026 and 2025, 16.5 million and 15.8 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2026 included 16.2 million participating RSUs and 0.2 million participating restricted stock awards. Anti-dilutive securities for the six months ended June 30, 2026 included 16.3 million participating RSUs and 0.2 million participating restricted stock awards. Anti-dilutive securities for the three months ended June 30, 2025 included 15.4 million participating RSUs and 0.1 million participating restricted stock awards. Anti-dilutive securities for the six months ended June 30, 2025 included 15.6 million participating RSUs and 0.2 million participating restricted stock awards.
As of June 30, 2026 and 2025, approximately 64.0 million and 54.2 million, respectively, contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.
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

7.    Stock Transactions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares outstanding at beginning of period	369,430	378,134	363,175	374,297
Share issuances:
Contingent share obligations[1]	410	376	519	617
Vesting of RSUs	2,016	2,254	5,928	7,078
Acquisitions	—	268	375	642
Other issuances of BGC Class A common stock	1,671	2,487	3,800	4,340
Restricted stock forfeitures	(88)	(102)	(112)	(373)
Treasury stock repurchases[2]	(10,206)	(17,224)	(10,452)	(20,408)
Shares outstanding at end of period	363,233	366,193	363,233	366,193
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in contingent share obligations for both the three months ended June 30, 2026 and 2025 are 0.4 million shares of BGC Class A common stock granted in connection with 0.4 million contingent share obligations. Included in contingent share obligations for the six months ended June 30, 2026 and 2025 are 0.5 million shares of BGC Class A common stock granted in connection with 0.6 million contingent share obligations and 0.6 million shares of BGC Class A common stock granted in connection with 0.7 million contingent share obligations, respectively. Because contingent share obligations were included in the Company’s fully diluted share count, if dilutive, settlement of contingent share obligations in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2Treasury stock repurchases include shares withheld for taxes on restricted stock vesting. See “Share Repurchase Program.”
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during both the three and six months ended June 30, 2026 and 2025. There were 109.5 million shares of BGC Class B common stock outstanding as of each of June 30, 2026 and 2025 and December 31, 2025.
Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock or other equity interests in the Company’s subsidiaries. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On November 5, 2025, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of June 30, 2026, the Company had $274.6 million remaining from its Share Repurchase Authorization. From time to time, the Company may actively continue to repurchase shares.

The tables below represent the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock. The share repurchases of BGC Class A common stock during the three and six months ended June 30, 2026 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at June 30, 2026
Repurchases[1]
January 1, 2026—March 31, 2026	246	$9.17
April 1, 2026—April 30, 2026	—	—
May 1, 2026—May 31, 2026	8,401	11.12
June 1, 2026—June 30, 2026	1,805	10.51
Total Repurchases	10,452	$10.97	$274,569
___________________________
1During the three months ended June 30, 2026, the Company repurchased 10.2 million shares of BGC Class A common stock for an aggregate price of $112.4 million, at a weighted-average price of $11.01 per share. During the six months ended June 30, 2026, the Company repurchased 10.5 million shares of BGC Class A common stock for an aggregate price of $114.6 million, at a weighted-average price of $10.97 per share.
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
____________________________
1During the three months ended June 30, 2025, the Company repurchased 17.2 million shares of BGC Class A common stock for an aggregate price of $158.6 million at a weighted-average price of $9.21 per share. These repurchases include 1.1 million restricted shares vested but withheld described in the following footnote. During the six months ended June 30, 2025, the Company repurchased 20.4 million shares of BGC Class A common stock for an aggregate price of $188.4 million at a weighted-average price of $9.23 per share. These repurchases include 1.8 million restricted shares vested but withheld described in the following footnote.
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
3See “—Transactions with Other Related Parties” in Note 13—“Related Party Transactions” for further information.
8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $94.6 million and $127.6 million as of June 30, 2026 and December 31, 2025, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net losses of $0.2 million and nil for the three months ended June 30, 2026 and 2025, respectively, and unrealized losses of $0.1 million and unrealized gains of $0.1 million for the six months ended June 30, 2026 and 2025, respectively, related to the mark-to-market adjustments on such instruments.

9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of both June 30, 2026 and December 31, 2025, the Company had no Repurchase Agreements.
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
As of both June 30, 2026 and December 31, 2025, the Company had no Reverse Repurchase Agreements.
10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of June 30, 2026 and December 31, 2025, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,499,096	$284,804
Receivables from clearing organizations	156,016	151,212
Other receivables from broker-dealers and customers	45,775	29,591
Net pending trades	4,400	—
Open derivative contracts	14,308	2,428
Total	$1,719,595	$468,035
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$1,439,766	$275,290
Payables to clearing organizations	31,921	10,237
Other payables to broker-dealers and customers	19,940	18,114
Net pending trades	—	1,115
Open derivative contracts	12,590	1,608
Total	$1,504,217	$306,364
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of June 30, 2026 have subsequently settled at the contracted amounts.

11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	June 30, 2026			December 31, 2025
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$12,665	$10,794	$1,212,454	$1,773	$1,022	$748,874
Interest rate swaps	1,131	—	14,326,810	—	—	—
Forwards	512	732	269,248	655	384	249,973
Futures	—	1,064	7,244,684	—	202	7,860,240
Total	$14,308	$12,590	$23,053,196	$2,428	$1,608	$8,859,087
____________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.
The replacement costs of contracts in a gain position were $14.3 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively.
The following tables present information about the offsetting of derivative instruments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$37,582	$(24,917)	$12,665
Interest rate swaps	15,255	(14,124)	1,131
Forwards	1,012	(500)	512
Futures	60,132	(60,132)	—
Total derivative assets	$113,981	$(99,673)	$14,308
Liabilities
FX swaps	$35,711	$(24,917)	$10,794
Futures	61,196	(60,132)	1,064
Forwards	1,232	(500)	732
Interest rate swaps	14,124	(14,124)	—
Total derivative liabilities	$112,263	$(99,673)	$12,590

	December 31, 2025
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$2,424	$(651)	$1,773
Forwards	929	(274)	655
Futures	44,469	(44,469)	—
Total derivative assets	$47,822	$(45,394)	$2,428
Liabilities
FX swaps	$1,673	$(651)	$1,022
Forwards	658	(274)	384
Futures	44,671	(44,469)	202
Total derivative liabilities	$47,002	$(45,394)	$1,608
There were no additional balances in gross amounts not offset as of either June 30, 2026 or December 31, 2025.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The table below summarizes gains and (losses) on derivative contracts for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative contract	2026	2025	2026	2025
Interest rate swaps	$4,620	$2,994	$11,342	$5,376
Futures	1,813	5,354	3,708	9,931
FX swaps	568	1,208	1,286	2,029
FX/commodities options	51	141	88	235
Gains, net	$7,052	$9,697	$16,424	$17,571

12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$66,688	$—	$—	$—	$66,688
Financial instruments owned, at fair value—Foreign government debt	—	26,731	—	—	26,731
Financial instruments owned, at fair value—Equities	1,096	—	—	—	1,096
Financial instruments owned, at fair value—Corporate bonds	—	35	—	—	35
FX swaps	—	37,582	—	(24,917)	12,665
Interest rate swaps	—	15,255	—	(14,124)	1,131
Forwards	—	1,012	—	(500)	512
Futures	60,132	—	—	(60,132)	—
Total	$127,916	$80,615	$—	$(99,673)	$108,858

	Liabilities at Fair Value at June 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$35,711	$—	$(24,917)	$10,794
Futures	61,196	—	—	(60,132)	1,064
Forwards	—	1,232	—	(500)	732
Interest rate swaps	—	14,124	—	(14,124)	—
Contingent consideration	—	—	18,874	—	18,874
Total	$61,196	$51,067	$18,874	$(99,673)	$31,464

	Assets at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$97,546	$—	$—	$—	$97,546
Financial instruments owned, at fair value—Foreign government debt	—	29,054	—	—	29,054
Financial instruments owned, at fair value—Equities	955	—	—	—	955
Financial instruments owned, at fair value—Corporate bonds	—	59	—	—	59
FX swaps	—	2,424	—	(651)	1,773
Forwards	—	929	—	(274)	655
Futures	44,469	—	—	(44,469)	—
Total	$142,970	$32,466	$—	$(45,394)	$130,042

	Liabilities at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$1,673	$—	$(651)	$1,022
Forwards	—	658	—	(274)	384
Futures	44,671	—	—	(44,469)	202
Contingent consideration	—	—	22,662	—	22,662
Total	$44,671	$2,331	$22,662	$(45,394)	$24,270
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended June 30, 2026 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at April 1, 2026	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at June 30, 2026	Net (income) loss on Level 3 Assets/Liabilities Outstanding at June 30, 2026	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at June 30, 2026
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$18,414	$460	$—	$18,874	$460	$—
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

Changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2026 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at January 1, 2026	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at June 30, 2026	Net income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2026	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at June 30, 2026
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$22,662	$1,629	$(5,417)	$18,874	$1,664	$—
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
Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of June 30, 2026
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.5%-7.5%	7.5%

Contingent consideration	$—	$18,874	Present value of expected payments	Probability of meeting earnout and contingencies	70%-100%	88.9%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2026 and December 31, 2025, the present value of expected payments related to the Company’s contingent consideration was $18.9 million and $22.7 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $22.4 million and $27.1 million as of June 30, 2026 and December 31, 2025, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with fair values of approximately $165.5 million and $164.9 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
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

For the three months ended June 30, 2026 and 2025, Cantor’s share of the net profit in Tower Bridge was $0.6 million and $1.1 million, respectively. For the six months ended June 30, 2026 and 2025, Cantor’s share of the net profit (loss) in Tower Bridge was $1.7 million and $1.6 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended June 30, 2026 and 2025, the Company recognized related party revenues of $5.5 million and $5.2 million, respectively, for the services provided to Cantor. For the six months ended June 30, 2026 and 2025, the Company recognized related party revenues of $9.8 million and $9.7 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended June 30, 2026 and 2025, the Company was charged $35.4 million and $35.3 million, respectively, for the services provided by Cantor and its affiliates, of which $25.7 million and $24.9 million, respectively, were to cover compensation to leased employees for these periods. For the six months ended June 30, 2026 and 2025, the Company was charged $71.3 million and $71.7 million, respectively, for the services provided by Cantor and its affiliates, of which $53.5 million and $52.9 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
During the three months ended June 30, 2026 and 2025, the Company was charged $1.0 million and $1.3 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2026 and 2025, the Company was charged $2.0 million and $2.2 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of June 30, 2026 and December 31, 2025 at a fair value of $37.8 million and $67.6 million, respectively.
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
Purchase of Futures Exchange Group
On July 30, 2021, the Company completed the purchase from Cantor of the Futures Exchange Group for a purchase price of $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and an earn-out, only payable out of the Company’s portion of the profits of the Futures Exchange Group, capped at approximately $37.5 million, the amount Cantor contributed to the Futures Exchange Group prior to closing. The transaction has been accounted for as a transaction between entities under common control.
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both June 30, 2026 and December 31, 2025, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
Newmark Spin-Off
The Separation and Distribution Agreement sets forth certain agreements among BGC, Cantor, Newmark and their respective subsidiaries relating to the Spin-Off. For additional information, see Note 2—“Limited Partnership Interests in Newmark Holdings” herein and Note 2—“Limited Partnership Interests in BGC Holdings and Newmark Holdings” and Note 13—“Related Party Transactions” to the Company’s Consolidated Financial Statements in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, there were $20.0 million of borrowings by the Company outstanding under the BGC Credit Agreement. On January 9, 2026, the Company repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. As of June 30, 2026, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 5.36% and 5.45% for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended June 30, 2026. The Company recorded nil interest expense related to the BGC Credit Agreement for the six months ended June 30, 2026. The Company did not record any interest expense related to the BGC Credit Agreement for both the three and six months ended June 30, 2025.
On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to the Company the outstanding principal of $77.0 million borrowed from the Company under the BGC Credit Agreement plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% for the year ended December 31, 2025. As of both June 30, 2026 and December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. The Company did not record any interest income related to the BGC Credit Agreement for both the three and six months ended June 30, 2026. The Company recorded $1.5 million of interest income related to the BGC Credit Agreement for both the three and six months ended June 30, 2025.

Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both June 30, 2026 and December 31, 2025, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both June 30, 2026 and December 31, 2025, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended June 30, 2026 and 2025, the Company recognized its share of FX losses of $0.5 million and $2.8 million, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized its share of FX losses of $3.3 million and $2.9 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has the right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During both the three months ended June 30, 2026 and 2025, the Company recorded revenues from Cantor entities of $0.1 million related to commissions paid to the Company by Cantor. During both the six months ended June 30, 2026 and 2025, the Company recorded revenues from Cantor entities of $0.2 million related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As of June 30, 2026, Cantor and CFGM did not own any shares of BGC Class A common stock. As of June 30, 2026, Cantor and CFGM owned 102.3 million and 3.0 million shares of BGC Class B common stock, respectively.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of June 30, 2026 and December 31, 2025, the Company had receivables from Freedom of $1.8 million and $1.4 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had $12.7 million and $1.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of June 30, 2026 and December 31, 2025, the Company had $11.0 million and $0.8 million, respectively, in payables to Cantor related to open derivative contracts. As of both June 30, 2026 and December 31, 2025, the Company had no receivables from or payables to Cantor related to fails and pending trades.

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
As of June 30, 2026 and December 31, 2025, the aggregate balance of employee loans, net, was $498.5 million and $436.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2026 and 2025 was $22.8 million and $18.9 million, respectively. Compensation expense for the above-mentioned employee loans for the six months ended June 30, 2026 and 2025 was $45.3 million and $36.2 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Interest income on the above-mentioned employee loans for the three months ended June 30, 2026 and 2025 was $3.5 million and $4.3 million, respectively. Interest income on the above-mentioned employee loans for the six months ended June 30, 2026 and 2025 was $6.7 million and $8.0 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of both June 30, 2026 and December 31, 2025, the Company did not have any securities loaned transactions with CF&Co.
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of June 30, 2026, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”
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
As of June 30, 2026 and December 31, 2025, the Company had a liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for nil and $17.3 million, respectively, which included $11.5 million and $9.5 million of additional expense taken in September 2025 and 2024, respectively, above the original $40.0 million commitment. The liability is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Other Transactions
In December 2025, the Company agreed to pay Cantor $0.9 million in connection with a rent rebate related to Cantor’s exit from a shared office lease.
The Company periodically acts as an intermediary to administer payments on behalf of related parties.

14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	June 30, 2026	December 31, 2025
Advanced Markets Holdings	25%	$8,790	$2,978
China Credit BGC Money Broking Company Limited	33%	26,142	23,031
Freedom International Brokerage	45%	8,814	9,683
Other		1,118	1,042
Equity method investments		$44,864	$36,734
Investments carried under measurement alternative		7,155	1,031
Total equity method and investments carried under measurement alternative		$52,019	$37,765
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of both June 30, 2026 and December 31, 2025.
The carrying value of the Company’s equity method investments was $44.9 million as of June 30, 2026 and $36.7 million as of December 31, 2025, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $5.7 million and $2.4 million related to its equity method investments for the three months ended June 30, 2026 and 2025, respectively. The Company recognized gains of $10.3 million and $4.7 million related to its equity method investments for the six months ended June 30, 2026 and 2025, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For both the three and six months ended June 30, 2026 and 2025, the Company did not recognize impairment charges of existing equity method investments. The Company did not sell any equity method investments during both the three and six months ended June 30, 2026 and 2025.
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
The carrying value of these investments as of June 30, 2026 and December 31, 2025 was $7.2 million and $1.0 million, respectively, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains or losses relating to investments carried under the measurement alternative for the three months ended June 30, 2026. For the six months ended June 30, 2026, the Company recognized gains of $2.7 million relating to investments carried under the measurement alternative. The gains are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company did not recognize any impairments for the three and six months ended June 30, 2026. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and six months ended June 30, 2025.
In addition, as of June 30, 2026 and December 31, 2025, the Company owned equity interests, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded $0.6 million of unrealized gains and $0.1 million of unrealized gains to reflect observable transactions for these shares during the three months ended June 30, 2026 and 2025, respectively. The Company recorded $0.6 million of unrealized gains and $0.7 million of unrealized gains to reflect observable transactions for these shares during the six months ended June 30, 2026 and 2025, respectively. The unrealized gains and losses are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	June 30, 2026		December 31, 2025
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$1,118	$1,118	$1,041	$1,041
Consolidated VIE
The Company also invested in a limited liability company that is focused on developing a proprietary trading technology. The limited liability company is a VIE and it was determined that the Company is the primary beneficiary of this VIE because the Company was the provider of the majority of this VIE’s start-up capital and has the power to direct the activities of this VIE that most significantly impact its economic performance, primarily through its voting percentage and consent rights on the activities that would most significantly influence the entity. The consolidated VIE had total assets of $6.6 million and $7.8 million as of June 30, 2026 and December 31, 2025, respectively, which primarily consisted of clearing margin. There were no material restrictions on the consolidated VIE’s assets. The consolidated VIE had total liabilities of $0.2 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively. The Company’s exposure to economic loss on this VIE was $4.0 million and $2.1 million as of June 30, 2026 and December 31, 2025, respectively.
15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Computer and communications equipment	$133,565	$126,476
Software, including software development costs	432,321	416,516
Leasehold improvements and other fixed assets	126,479	125,225
	692,365	668,217
Less: accumulated depreciation and amortization	(512,372)	(486,137)
Fixed assets, net	$179,993	$182,080
Depreciation expense was $6.0 million and $5.9 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense was $12.3 million and $11.4 million for the six months ended June 30, 2026 and 2025, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company had approximately $6.0 million of asset retirement obligations related to certain of its leasehold improvements as of both June 30, 2026 and December 31, 2025. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For both the three months ended June 30, 2026 and 2025, software development costs totaling $8.1 million were capitalized. For the six months ended June 30, 2026 and 2025, software development costs totaling $18.1 million and $18.4 million, respectively, were capitalized. Amortization of software development costs totaled $9.6 million and $10.3 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of software development costs totaled $19.1 million and $21.4 million for the six months ended June 30, 2026 and 2025, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Impairment charges of $1.1 million and $1.2 million were recorded for the three months ended June 30, 2026 and 2025, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges of $1.2 million and $1.6 million were recorded for the six months ended June 30, 2026 and 2025, respectively, related to the evaluation of capitalized software projects for future benefit and for fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2025	$648,616
Measurement period adjustments	(2,184)
Cumulative translation adjustment	416
Balance at June 30, 2026	$646,848
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	June 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$401,623	$155,067	$246,556	10.9
Technology	86,460	31,708	54,752	8.7
Noncompete agreements	20,893	20,711	182	1.1
Patents	10,862	9,372	1,490	2.6
All other	34,343	9,230	25,113	10.3
Total definite life intangible assets	554,181	226,088	328,093
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,683	—	2,683	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,707	—	82,707
Total	$636,888	$226,088	$410,800

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$399,885	$140,218	$259,667	11.3
Technology	86,097	28,655	57,442	9.3
Noncompete agreements	21,816	21,507	309	1.4
Patents	13,160	11,607	1,553	2.6
All other	32,938	6,657	26,281	10.7
Total definite life intangible assets	553,896	208,644	345,252
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,674	—	2,674	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,698	—	82,698
Total	$636,594	$208,644	$427,950
Intangible amortization expense was $10.0 million and $9.8 million for the three months ended June 30, 2026 and 2025, respectively. Intangible amortization expense was $20.0 million and $15.3 million for the six months ended June 30, 2026 and 2025, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for both the three and six months ended June 30, 2026 and 2025.
The estimated future amortization expense of definite life intangible assets as of June 30, 2026 is as follows (in millions):

2026 (excluding the six months ended June 30, 2026)	$19.6
2027	35.3
2028	34.5
2029	30.8
2030	30.2
2031 and thereafter	177.7
Total	$328.1
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Unsecured senior revolving credit agreement	$234,422	$237,686
BGC Group 8.000% Senior Notes due May 25, 2028	345,771	345,387
BGC Partners 8.000% Senior Notes due May 25, 2028	2,264	2,262
BGC Group 6.600% Senior Notes due June 10, 2029	497,049	496,548
BGC Group 6.150% Senior Notes due April 2, 2030	694,548	693,822
Total Notes payable and other borrowings[1,2]	$1,774,054	$1,775,705
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of both June 30, 2026 and December 31, 2025.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of June 30, 2026 and December 31, 2025, total deferred financing costs were $15.4 million and $13.8 million, respectively.

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
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement bear interest based on either SOFR or a defined base rate plus additional margin. On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all of the rights and obligations of BGC Partners under the Revolving Credit Agreement and has become the borrower thereunder. On April 26, 2024, the Company amended and restated the Revolving Credit Agreement to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the size of the facility to $475.0 million, subject to certain conditions being met. On December 6, 2024, the Company amended the Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. On May 15, 2026, the Company again amended and restated the amended and restated Revolving Credit Agreement, as theretofore amended, to, among other things, extend the maturity date to May 15, 2030, and provide the Company with the right to increase the size of the credit facility to $900.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the Revolving Credit Agreement as amended as amended and restated on May 15, 2026 are substantially unchanged.

As of June 30, 2026, there were $234.4 million of borrowings outstanding, net of deferred financing costs of $5.6 million under the Revolving Credit Agreement. As of December 31, 2025, there were $237.6 million of borrowings outstanding, net of deferred financing costs of $2.4 million under the Revolving Credit Agreement. On May 5, 2026, the Company repaid $25.0 million of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On May 14, 2026, the Company borrowed $25.0 million under the Revolving Credit Agreement, and on June 5, 2026, the Company borrowed $50.0 million under the Revolving Credit Agreement. On June 30, 2026, the Company repaid $50.0 million of the $290.0 million of borrowings outstanding under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the three and six months ended June 30, 2026 was 5.50% and 5.51%, respectively. The average interest rate on the outstanding borrowings for both the three and six months ended June 30, 2025 was 6.17%. BGC Group recorded $4.1 million and $2.3 million of interest expense related to the Revolving Credit Agreement for the three months ended June 30, 2026 and 2025, respectively. BGC Group recorded interest expense related to the Revolving Credit Agreement of $8.2 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 8.000% Senior Notes due May 25, 2028	$345,771	$363,118	$345,387	$371,490
BGC Partners 8.000% Senior Notes due May 25, 2028	2,264	2,377	2,262	2,432
BGC Group 6.600% Senior Notes due June 10, 2029	497,049	516,306	496,548	522,825
BGC Group 6.150% Senior Notes due April 2, 2030	694,548	715,456	693,822	726,721
Total	$1,539,632	$1,597,257	$1,538,019	$1,623,468
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

On December 15, 2025, BGC Group repaid the principal plus accrued interest on the BGC Group 4.375% Senior Notes. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million and $6.7 million for the three and six months ended June 30, 2025, respectively.
On December 15, 2025, BGC Partners repaid the principal plus accrued interest on the BGC Partners 4.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively.
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
The carrying value of the BGC Group 8.000% Senior Notes was $345.8 million as of June 30, 2026. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended June 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $14.3 million for both the six months ended June 30, 2026 and 2025.
On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of June 30, 2026. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil for both the three months ended June 30, 2026 and 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for both the six months ended June 30, 2026 and 2025.

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
The carrying value of the BGC Group 6.600% Senior Notes was $497.0 million as of June 30, 2026. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for both the three months ended June 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $17.0 million for both the six months ended June 30, 2026 and 2025.
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
The carrying value of the BGC Group 6.150% Senior Notes was $694.5 million as of June 30, 2026. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $11.1 million and $10.9 million for the three months ended June 30, 2026 and 2025, respectively. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $22.3 million and $10.9 million for the six months ended June 30, 2026 and 2025, respectively.
Short-Term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.7 million (BRL 50.0 million). On May 22, 2023, the agreement was renegotiated, increasing the credit line to $13.5 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is October 21, 2026. The agreement bears a fee of 1.32% per year. As of both June 30, 2026 and December 31, 2025 there were no borrowings outstanding under this agreement. BGC Partners recorded bank fees related to the agreement of nil and $0.1 million for the three and six months ended June 30, 2026, respectively. BGC Partners recorded bank fees related to the agreement of nil and $0.1 million for the three and six months ended June 30, 2025, respectively.
BGC Credit Agreement with Cantor
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, the Company had $20.0 million outstanding under the BGC Credit Agreement. On January 9, 2026, the Company repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. As of June 30, 2026, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended June 30, 2026. The Company recorded nil interest expense related to the BGC Credit Agreement for the six months ended June 30, 2026. The Company recorded no interest expense related to the BGC Credit Agreement for both the three and six months ended June 30, 2025. See Note 13—“Related Party Transactions” for additional information related to these transactions.

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
The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of June 30, 2026, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 386.7 million shares.
The Company incurred compensation expense related to Class A common stock and RSUs held by BGC employees, and grants of exchangeability to Newmark Holdings units held by BGC employees, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Issuance of common stock and grants of exchangeability	$31,130	$35,823	$62,326	$62,464
Allocations of net income and dividend equivalents¹	598	534	1,514	1,085
RSU, RSU Tax Account, and restricted stock amortization	43,829	47,569	95,158	95,700
Equity-based compensation and allocations of net income to limited partnership units	$75,557	$83,926	$158,998	$159,249
____________________________
1This includes dividend equivalents on participating securities, the Preferred Return on certain RSU Tax Accounts, and quarterly allocations of net income, including the Preferred Distribution to Newmark Holdings Preferred Units held by BGC employees.
Newmark Holdings Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark Holdings LPUs
Balance at December 31, 2025	2,140
Granted	—
Redeemed/exchanged units	(109)
Forfeited units	(22)
Balance at June 30, 2026	2,009

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
A summary of the Newmark Holdings LPUs held by BGC employees as of June 30, 2026 is as follows (in thousands):

Newmark Holdings LPUs
Regular Units	1,339
Preferred Units	670
Balance at June 30, 2026	2,009
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Issuance of common stock and grants of exchangeability	$31,130	$35,823	$62,326	$62,464
Newmark Holdings LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2026, the Exchange Ratio was 0.9260.
A summary of the Newmark Holdings LPUs redeemed in connection with the issuance of Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Newmark Holdings LPUs	43	49	76	148
As of both June 30, 2026 and December 31, 2025, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.1 million.

BGC may issue BGC Class A common stock in compensatory transactions and record compensation expense for the grant date fair value of the shares issued. For the three months ended June 30, 2026, BGC issued 1.6 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $10.0 million to pay taxes due at the time of issuance. For the six months ended June 30, 2026, BGC issued 3.7 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $19.8 million to pay taxes due at the time of issuance. For the three months ended June 30, 2025, BGC issued 2.4 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $12.5 million to pay taxes due at the time of issuance. For the six months ended June 30, 2025, BGC issued 4.3 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $20.9 million to pay taxes due at the time of issuance.
Newmark Holdings LPU Amortization
Compensation expense related to Newmark Holdings LPUs held by BGC employees with a post-termination pay-out amount and/or a stated vesting schedule is recognized over the stated service period. These Newmark Holdings LPUs generally vested between two and five years from the date of grant. As of June 30, 2026, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.4 million and an aggregate estimated fair value of $0.2 million. As of December 31, 2025, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSU amortization	$41,112	$42,189	$88,149	$81,846
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands, except for per share amounts and weighted-average term):

	RSUs	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2025	77,643	$6.28	$487,312	3.84
Granted	13,880	9.28	128,784
Delivered	(8,342)	5.74	(47,847)
Forfeited	(1,094)	6.31	(6,907)
Balance at June 30, 2026	82,087	$6.84	$561,342	3.64
The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of June 30, 2026 and December 31, 2025, 20.3 million and 21.6 million, respectively, RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of BGC Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended June 30, 2026 and 2025, the Company withheld shares of BGC Class A common stock valued at $7.8 million and $5.6 million, respectively, to pay taxes due at the time of vesting. For the RSUs vested during the six months ended June 30, 2026 and 2025, the Company withheld shares of BGC Class A common stock valued at $23.9 million and $25.1 million, respectively. As of June 30, 2026 and 2025, there was approximately $291.5 million and $254.0 million, respectively, of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 3.64 years and 4.47 years, respectively.

The total vesting-date fair value of the RSUs for the three months ended June 30, 2026 and 2025 was $29.9 million and $26.6 million, respectively. The total vesting-date fair value of the RSUs for the six months ended June 30, 2026 and 2025 was $82.5 million and $93.0 million, respectively.
In relation to the Corporate Conversion, the Company granted $123.2 million of RSU Tax Accounts. During the three months ended June 30, 2026 and 2025, $2.4 million and $3.6 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. During the six months ended June 30, 2026 and 2025, $6.7 million and $8.5 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of June 30, 2026 and 2025, there was approximately $24.4 million and $60.4 million, respectively, of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that are expected to be recognized over a weighted-average period of 6.77 years and 7.58 years, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $2.7 million and $4.3 million, for the three months ended June 30, 2026 and 2025, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $6.9 million and $8.9 million, for the six months ended June 30, 2026 and 2025, respectively.
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
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. As of June 30, 2026 and December 31, 2025, the aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $12.9 million and $15.7 million, respectively. As of both June 30, 2026 and December 31, 2025, the aggregate estimated fair value of the deferred compensation awards was nil. The liability for such RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by employees in five to ten years from the date of grant. Transferability of the restricted shares of stock issued prior to the Corporate Conversion is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations. During both the three and six months ended June 30, 2026, 0.1 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three and six months ended June 30, 2025, nil BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision.
During both the three and six months ended June 30, 2026 and 2025, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees. As of both June 30, 2026 and December 31, 2025, there were nil of such restricted BGC shares held by BGC employees outstanding. During both the three and six months ended June 30, 2026 and 2025, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. As of both June 30, 2026 and December 31, 2025, there were no restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of June 30, 2026, 0.3 million of the total 0.3 million restricted stock awards outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into effect estimated forfeitures or accelerations of vestings. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was nil and $0.9 million for the three months ended June 30, 2026 and 2025, respectively. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $0.1 million and $5.1 million for the six months ended June 30, 2026 and 2025, respectively.

For the restricted stock awards that vested during the three months ended June 30, 2026 and 2025, the Company withheld nil and 1.1 million shares of BGC Class A common stock to pay taxes due at the time of vesting. For the restricted stock awards that vested during the six months ended June 30, 2026 and 2025, the Company withheld nil and 1.8 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of June 30, 2026, there was approximately $0.5 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 6.08 years.
The total vesting-date fair value of the restricted stock awards for the three months ended June 30, 2026 and 2025 was $0.1 million and $34.4 million, respectively. The total vesting-date fair value of the restricted stock awards for the six months ended June 30, 2026 and 2025 was $0.2 million and $61.3 million, respectively.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and fair value in thousands, except for per share amounts and weighted-average term):

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2025	306	$4.43	$1,356	6.37
Granted	—	—	—
Delivered	(10)	4.43	(42)
Forfeited	—	—	—
Balance at June 30, 2026	296	$4.43	$1,314	6.08
Other Equity Awards
FMX has issued Management Incentive Units, or “MIUs,” to certain employees. These MIUs are accounted for as equity-based compensation under ASC 718, Compensation—Stock Compensation, and include both service and performance conditions that must be satisfied for vesting. Compensation expense for these awards will be recognized ratably over the applicable service periods once it is determined that achievement of the performance condition is probable. As of June 30, 2026, it was determined that the performance condition was not probable of being achieved and, accordingly, no compensation expense has been recognized for these MIUs. These MIUs do not provide economic participation rights until the performance condition is achieved and, therefore, do not impact the noncontrolling interest as of June 30, 2026.
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

Legal accruals are established in accordance with U.S. GAAP guidance on Accounting for Contingencies when a material legal liability is both probable and reasonably estimable. Once established, accruals are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. The Company is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accruals and any other amounts disclosed. Based on currently available information, management believes that the final outcome of matters, other than the U.K. Tax Matter, will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows. With respect to the U.K. Tax Matter, it is at least reasonably possible that the estimate of loss will change in the near term and that the effect of such change could be material to the Company’s financial condition, results of operations, or cash flows.
U.K. Tax Matter
In March 2024, the Commissioners for HMRC issued to the U.K. Partnership notices of determination for taxes which have subsequently been alleged by HMRC to have been made on the basis that amounts allocated to members of the U.K. Partnership as profit should have been treated for U.K. tax purposes as if those members were employees pursuant to the Salaried Member Rules, introduced by Sections 863A-863G of the Income Tax (Trading and Other Income) Act 2005, for U.K. tax years 2017/2018, 2018/2019 and 2019/2020, and, as such, the U.K. Partnership should have withheld tax from its members pursuant to the “Pay As You Earn” collection rules and remitted such amounts to HMRC. In March 2026, HMRC issued notices of determination for U.K. tax year 2021/2022. The U.K. Partnership appealed the first determinations in April 2024 and the matter will be heard by the First-Tier Tribunal (Tax Chamber), and appealed the latter determination in April 2026. Also, proceedings have been issued by HMRC in May 2026 (and adjourned in July 2026 pending resolution of the “Pay As You Earn” matters) in the County Court of England and Wales alleging unpaid national insurance contributions arising from the same issue for U.K. tax years 2017/2018 to 2021/2022.
Following a U.K. Supreme Court decision in July 2026 pertaining to another U.K. taxpayer but which may impact the way partnerships and partners are remunerated and taxed in the U.K., the Company recorded an additional accrual of $24.5 million as of June 30, 2026. The related expense is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026. As of June 30, 2026, the Company’s total accrued liability related to these matters was $40.6 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The total accrued liability reflects the Company’s current estimate of the probable loss associated with the matters based on the arrangements the Company has been able to identify and assess, certain relevant legal developments, and currently available information. The accrual was made not only for the years mentioned above but for all other subsequent U.K. tax years up to tax year ending 2025. The Company intends to contest these matters.
While it is reasonably possible that the Company may incur additional losses in excess of the amount accrued, the Company is unable at this time to estimate the amount or range of any such additional loss primarily due to the following reasons: (i) it is not clear (a) how the U.K. Supreme Court’s July 2026 decision will be interpreted and applied by the First-Tier Tribunal (Tax Chamber) in that case, (b) what guidance will be issued by the U.K. tax authorities to the industry at large or (c) how this may in turn apply to the Company’s specific facts and circumstances; and (ii) material legal and factual issues remain untested and unresolved. The Company will be better able to assess any additional reasonably possible loss as such further guidance and assessments are received.
In view of these uncertainties and the unpredictable nature of the matter, the Company could incur future charges in excess of the amount accrued, and any such additional charges, individually or in the aggregate, could be material to the Company’s consolidated financial condition, results of operations, and cash flows for a particular period. Accordingly, future adjustments to the Company’s accrued liability may be required.
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of both June 30, 2026 and December 31, 2025 the Company was contingently liable for $7.6 million under these letters of credit.

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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For both the three and six months ended June 30, 2026 and 2025, the Company did not incur losses on any FDIC insured cash accounts.
During both the three and six months ended June 30, 2026, the Company did not record any additional provision for expected credit losses associated with Russia’s Invasion of Ukraine. During both the three and six months ended June 30, 2025, the Company recognized a benefit of $4.4 million from the release of previously recorded allowances for expected credit losses associated with Russia’s Invasion of Ukraine, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. See Note 25—“Current Expected Credit Losses (CECL)” for additional information.
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.5 million and $3.1 million in health care claims as of June 30, 2026 and December 31, 2025, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.
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
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of June 30, 2026, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of June 30, 2026, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of June 30, 2026, the Company’s regulated subsidiaries held $975.6 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $581.4 million.
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

Information regarding revenues from external customers, other revenues, significant segment expenses, other segment items and Consolidated net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
ECS	$275,471	$261,640	$605,441	$411,577
Rates	221,917	200,579	478,140	401,524
FX	118,687	108,452	249,720	218,487
Credit	79,319	75,282	173,397	162,218
Equities	76,034	73,946	160,557	136,882
Total brokerage revenues	771,428	719,899	1,667,255	1,330,688
Fees from related parties	5,493	5,241	9,789	9,663
Data, network and post-trade	36,677	35,462	71,145	67,962
Interest and dividend income[1]	26,713	15,268	37,292	26,897
Other revenues	5,234	8,134	15,545	13,034
Total other revenues	74,117	64,105	133,771	117,556
Total revenues	$845,545	$784,004	$1,801,026	$1,448,244

Expenses:
Compensation and employee benefits	$449,946	$416,463	$987,285	$758,111
Equity-based compensation and allocations of net income to limited partnership units	75,557	83,926	158,998	159,249
Total compensation and employee benefits	525,503	500,389	1,146,283	917,360
Other segment items[2]	251,205	227,400	502,442	421,240
Consolidated net income (loss)	$68,837	$56,215	$152,301	$109,644
______________________________________
1    For the three months ended June 30, 2026 and 2025, interest income was $11.8 million and $14.6 million, respectively. For the six months ended June 30, 2026 and 2025, interest income was $22.4 million and $26.2 million, respectively.
2    Other segment items include Occupancy and equipment expense, Fees to related parties expense, Professional and consulting fees expense, Communications expense, Selling and promotion expense, Commissions and floor brokerage expense, Interest expense, Other expenses, Gains (losses) on divestitures and sales of investments, Gains (losses) on equity method investments, Other income (loss), and Provision (benefit) for income taxes, each of which are presented on the Company’s unaudited Condensed Consolidated Statements of Operations. Also included in Other segment items is Fixed asset depreciation and intangible asset amortization. For the three months ended June 30, 2026 and 2025, Fixed asset depreciation and intangible asset amortization was $25.6 million and $25.9 million, respectively. For the six months ended June 30, 2026 and 2025, Fixed asset depreciation and intangible asset amortization was $51.4 million and $47.7 million, respectively.
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

Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
EMEA[1]	$466,533	$419,511	$1,002,362	$761,472
Americas[2]	295,664	278,658	616,160	525,297
APAC	83,348	85,835	182,504	161,475
Total revenues	$845,545	$784,004	$1,801,026	$1,448,244
____________________________
1For the three months ended June 30, 2026 and 2025, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the three months ended June 30, 2026 and 2025 were $315.7 million and $285.8 million, respectively. For the six months ended June 30, 2026 and 2025, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the six months ended June 30, 2026 and 2025 were $678.7 million and $513.9 million, respectively.
2For the three months ended June 30, 2026 and 2025, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the three months ended June 30, 2026 and 2025 were $273.9 million and $259.9 million, respectively. For the six months ended June 30, 2026 and 2025, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the six months ended June 30, 2026 and 2025 were $571.9 million and $489.4 million, respectively.
Information regarding long-lived assets (defined as: loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	June 30, 2026	December 31, 2025
Long-lived assets:
EMEA[1]	$474,075	$416,597
Americas[2]	327,750	297,554
APAC	77,048	88,010
Total long-lived assets	$878,873	$802,161
____________________________
1As of June 30, 2026 and December 31, 2025, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of June 30, 2026 and December 31, 2025 were $325.2 million and $286.7 million, respectively.
2As of June 30, 2026 and December 31, 2025, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of June 30, 2026 and December 31, 2025 were $320.5 million and $289.7 million, respectively.

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Commissions	$649,171	$599,496	$1,402,106	$1,094,207
Data, network and post-trade	36,677	35,462	71,145	67,962
Fees from related parties	5,493	5,241	9,789	9,663
Other revenues	4,216	7,840	10,221	10,779
Total revenues from contracts with customers	695,557	648,039	1,493,261	1,182,611
Other sources of revenues:
Principal transactions	122,257	120,403	265,149	236,481
Interest and dividend income	26,713	15,268	37,292	26,897
Other revenues	1,018	294	5,324	2,255
Total revenues	$845,545	$784,004	$1,801,026	$1,448,244
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
The Company had receivables related to revenues from contracts with customers of $590.6 million and $482.0 million at June 30, 2026 and December 31, 2025, respectively. The Company performs quarterly reviews of its receivables from contracts with customers for credit impairment. Refer to Note 25—“Current Expected Credit Losses (CECL)” for additional information.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2026 and December 31, 2025 was $42.7 million and $17.9 million, respectively.
During the three months ended June 30, 2026 and 2025, the Company recognized revenue of $14.5 million and $15.8 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $16.7 million and $19.2 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of June 30, 2026 or December 31, 2025.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.1 years to 17.8 years, some of which include options to extend the leases in 1.0 to 10.0 year increments for up to 14.3 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases, were determined based on previous lease guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
Supplemental information related to the Company’s operating and financing leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	June 30, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other assets	$180,987	$159,882
Finance lease ROU assets	Fixed assets, net	$1,177	$1,711
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$224,137	$195,093
Finance lease liabilities	Accounts payable, accrued and other liabilities	$1,318	$1,944

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term
Operating leases (years)	11.2	6.9
Finance leases (years)	1.1	1.5
Weighted-average discount rate
Operating leases	5.9%	4.6%
Finance leases	4.8%	4.6%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Operating lease cost	Occupancy and equipment	$9,957	$9,875	$19,659	$18,093
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$317	$326	$593	$653
Interest on lease liabilities	Interest expense	$18	$30	$38	$64
_________________________

Short-term lease expense was $1.2 million and $2.4 million for the three and six months ended June 30, 2026, respectively. Short-term lease expense was not material for the three and six months ended June 30, 2025.
The following table shows the Company’s maturity analysis of its lease liabilities, net of payments to be received under a sublease, as of June 30, 2026 (in thousands):

	June 30, 2026
	Operating leases	Finance leases
2026 (excluding the six months ended June 30, 2026)	$17,586	$733
2027	36,883	627
2028	32,825	—
2029	28,588	—
2030	20,567	—
2031 and thereafter	177,385	—
Total	$313,834	$1,360
Interest	(89,697)	(42)
Total	$224,137	$1,318
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025	2026	2025
Operating cash flows from operating lease liabilities	$12,406	$9,253	$21,285	$20,158
Operating cash flows from finance lease liabilities	$18	$30	$38	$64
Financing cash flows from finance lease liabilities	$334	$326	$622	$653

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL methodology.
As required, any subsequent changes to the allowance for credit losses are recognized in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2026 and 2025, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2026	$6.3	$17.8	$24.1
Current-period provision for expected credit losses	0.8	0.3	1.1
Ending balance, June 30, 2026	$7.1	$18.1	$25.2

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2026	$6.2	$18.0	$24.2
Current-period provision for expected credit losses	0.9	0.1	1.0
Ending balance, June 30, 2026	$7.1	$18.1	$25.2

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, April 1, 2025	$6.2	$22.1	$28.3
Current-period provision for expected credit losses	0.9	—	0.9
Release for allowance for expected credit losses	—	(4.0)	(4.0)
Ending balance, June 30, 2025	$7.1	$18.1	$25.2

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2025	$6.2	$21.0	$27.2
Current-period provision for expected credit losses	0.9	1.1	2.0
Release for allowance for expected credit losses	—	(4.0)	(4.0)
Ending balance, June 30, 2025	$7.1	$18.1	$25.2
For the three and six months ended June 30, 2026, there was an increase of $0.8 million and $0.9 million, respectively, in the allowance for credit losses pertaining to “Accrued commissions and other receivables, net,” bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $7.1 million. For both the three and six months ended June 30, 2025, there was an increase of $0.9 million in the allowance for credit losses against “Accrued commissions and other receivables, net” due to the updated macroeconomic assumptions.
For the three and six months ended June 30, 2026, there was an increase of $0.3 million and $0.1 million, respectively, in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which was primarily due to foreign currency remeasurement, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $18.1 million as of June 30, 2026. For the three and six months ended June 30, 2025, there was a decrease of $4.0 million and $2.9 million, respectively, in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which was primarily due to the release of allowance for expected credit losses.

26.    Subsequent Events
Second Quarter 2026 Dividend
On July 29, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the second quarter of 2026, payable on September 2, 2026 to BGC Class A and Class B common stockholders of record as of August 19, 2026.
Divestiture
On August 5, 2026, the Company completed the sale of Water Street Labs, LLC and CX Clearinghouse L.P. to Fanatics. These entities are separate from FMX’s CFTC-registered DCM, which the Company continues to own and control.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and six months ended June 30, 2026 and 2025. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
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
Our clients include many of the world’s largest banks, broker-dealers, trading firms, hedge funds, governments, corporations, investment firms, commodity trading firms and end users, such as producers and consumers. BGC is a global company with offices across all major geographies, including New York and London, as well as in Bogota, Brisbane, Cape Town, Chicago, Copenhagen, Dubai, Dublin, Frankfurt, Geneva, Hong Kong, Houston, Johannesburg, Madrid, Manila, Melbourne, Mexico City, Miami, Milan, Monaco, Nyon, Palm Beach, Paris, Perth, Rio de Janeiro, Santiago, São Paulo, Seoul, Shanghai, Singapore, Sydney, Tel Aviv, Tokyo, Toronto, Wellington and Zurich.
As of June 30, 2026, we had 2,467 brokers, salespeople, managers, and other front-office personnel across our businesses.
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
On September 23, 2024, FMX Futures Exchange launched the trading of SOFR futures, the largest notional futures contract in the world. On May 18, 2025, FMX Futures Exchange also launched the trading of U.S. Treasury futures contracts, initially with 2-year and 5-year contracts, and on August 3, 2026, we listed the remaining tenors across the full curve, supporting further growth in trading volumes and open interest on the exchange.

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
We expect to benefit from the continued trend towards electronic trading, increased demand for market data, and the need for greater connectivity, automation, and post-trade services. We continue to onboard new customers as the opportunities created by electronic and algorithmic trading continue to transform our industry. We continue to roll out our next-generation Fenics execution platforms across more products and geographies with the goal of seamlessly integrating the liquidity of voice transactions with customer electronic orders either by a GUI, API, or web-based interface.
Revenues in our Fenics businesses increased 14.3% to $186.2 million, and 17.2% to $393.1 million, for the three and six months ended June 30, 2026, respectively, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew to $152.8 million in the second quarter of 2026, driven by higher electronic trading volumes across Rates, Credit, and Foreign Exchange and increased Fenics Market Data revenues. Excluding kACE, Fenics Markets grew by 16.5% in the second quarter of 2026 as compared to the prior year period.
Fenics Growth Platforms revenue grew to $33.4 million in the second quarter of 2026, primarily driven by FMX, PortfolioMatch, and Lucera.
We continue to invest in our Fenics Growth Platforms, and notable highlights for the second quarter of 2026 compared to the prior year period include:
•FMX UST generated record second quarter ADV of $79.4 billion, 17% higher compared to last year. FMX UST grew its second-quarter central limit order book market share to 42%, up from 41% last quarter and 35% in the prior year period.
•FMX Futures Exchange delivered another quarter of significant growth, with ADV of approximately 54,000 contracts in the second quarter of 2026, up from over 3,000 contracts from a year ago. SOFR ADV rebounded strongly in June, following reduced Iran-driven volatility, achieving a monthly record of more than 59,000 contracts. FMX’s U.S. Treasury futures continued to scale in the second quarter, averaging more than 15,000 contracts per day. Total open interest ended at more than 140,000 contracts, up from approximately 22,000 contracts a year ago.
•FMX FX ADV increased by 16% to $18.0 billion in the second quarter of 2026, driven by continued growth across spot FX and non-deliverable forward volumes, resulting in continued market share gains.

•PortfolioMatch ADV grew by 82% in the second quarter to $431 million. This strong growth was driven by new and deepening connectivity with clients, and strong adoption of the platform’s newest trading tools.
•Lucera, Fenics’ network business providing critical real-time trading infrastructure to the capital markets, grew revenues by 15% in the second quarter, led by continued momentum in its FX offering and the onboarding of several large new clients.
Data, network and post-trade revenues increased by 3.4% compared to the second quarter of 2025 to $36.7 million. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower revenues due to the sale of BGC’s kACE business in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 18.6%.
Fenics brokerage revenues increased by 17.4% to $149.5 million in the second quarter of 2026 over the prior year period driven by higher electronic trading volumes across Rates, Credit, and Foreign Exchange.
Acquisitions
We did not complete any acquisitions during the six months ended June 30, 2026. There was one acquisition completed by the Company during the six months ended June 30, 2025.
On December 31, 2025, we completed the acquisition of AMCOM, which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks. The acquisition further rounded out our biofuel business.
On October 1, 2025, we completed the acquisition of Macro Hive, a provider of global macro market analytics and strategy. The acquisition of Macro Hive expands BGC’s growing agency business that services institutional clients by integrating Macro Hive’s AI-driven technology across our Rates and FX markets within our global broking and execution platform.
On April 1, 2025, we completed the acquisition of OTC Global. OTC Global generated revenues of over $400 million for the year ended December 31, 2024, representing an acquisition multiple of approximately 0.75 times revenue. With the integration of OTC Global’s complementary product suite, ECS became our largest asset class, establishing us as the world’s largest ECS broker by revenue and making BGC a more comprehensive and diversified company.
Divestitures
On December 31, 2025, we sold kACE, a leading provider of real-time pricing and advanced analytics platforms for complex FX derivatives, to smartTrade. smartTrade acquired kACE for up to $119.0 million, subject to limited post-closing adjustments. This includes initial consideration of $80.0 million, with up to an additional $39.0 million in contingent cash consideration. The up to $39.0 million in contingent cash consideration was excluded from the initial gain on the divestiture and will be recognized in income if and when it is realized and earned. During the three and six months ended June 30, 2026, we recognized a $20.0 million gain in connection with the contingent cash consideration from the sale of kACE that was realized and earned during the period.
We had no gains or losses from divestitures or sales of investments during the three and six months ended June 30, 2025.
Strategic Partnership with Fanatics
On July 27, 2026, we announced that we entered into an agreement to sell Water Street Labs, LLC and CX Clearinghouse L.P. to Fanatics which will enable Fanatics to offer its own federally regulated prediction market exchange and expand its market offerings on Fanatics Markets. By harnessing BGC’s expertise in institutional market infrastructure and trading, BGC and Fanatics will connect retail-focused prediction markets with the institutional marketplace. We will partner with Fanatics to build a prediction market ecosystem that serves both retail and institutional participants. The partnership is intended to bring together BGC’s established market data and analytics capabilities to enable the development of new data products.
On August 5, 2026, we completed the sale of Water Street Labs, LLC and CX Clearinghouse L.P. to Fanatics. These entities are separate from FMX’s CFTC-registered DCM, which we continue to own and control. We are currently evaluating the impact of the transaction on future operations, including the amount of any gain that may be recognized during the three months ending September 30, 2026.

Cost Reduction Program
Our cost reduction program is expected to result in approximately $35 million of annualized cost savings. We will continue to identify and execute cost savings throughout 2026. These expected savings are subject to risks and uncertainties, and actual results may differ. We will continue to monitor the impact of this program on our financial position and results of operations. In connection with the cost reduction program, we recorded compensation charges of $18.7 million for the six months ended June 30, 2026. These charges primarily relate to the termination or modification of certain employment contracts and the accelerated expense recognition of certain employee loans. These charges are reflected in “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026. During the six months ended June 30, 2026, we made cash payments totaling $12.3 million in connection with the cost reduction program, representing a portion of the $18.7 million of charges recognized during the period.
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
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result, we ceased trading with those clients. During both the three and six months ended June 30, 2026, we did not record any additional provision for expected credit losses associated with Russia’s Invasion of Ukraine. During both the three and six months ended June 30, 2025, we recognized a benefit of $4.4 million from the release of previously recorded allowances for expected credit losses associated with Russia’s Invasion of Ukraine, which was included in “Other expenses” in our unaudited Condensed Consolidated Statements of Operations. See Note 25—“Current Expected Credit Losses (CECL)” for additional information.
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
Management performed Pillar 2 calculations for the necessary jurisdictions for the second quarter of 2026 and determined that the minimum global effective tax did not have a material impact on our second quarter 2026 tax rate.
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
During the three months ended June 30, 2026, industry volumes were generally higher across Credit and Equities compared to the prior year period. Secondary market trading volumes were mixed across Rates and Foreign Exchange and generally lower across ECS. BGC’s brokerage revenues were up by 7.2% year-over-year in the quarter, reflecting growth across all asset classes.
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
ECS Volumes
ECS volumes were lower during the second quarter of 2026 compared to the prior year period. CME’s and ICE energy futures and options volumes were down 13% and 21%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased 5.3%, compared to the prior year period, to $275.5 million, driven by strong organic growth across our shipping, environmental, and commodities businesses, partially offset by lower oil and refined product volumes due to disruptions caused by the Strait of Hormuz closure.
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
Rates volumes were mixed during the second quarter of 2026 compared to the prior year period. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 5% compared to the prior year period. Over the same time period, listed products on CME and ICE were down 6% and up 24%, respectively, and OTC interest rate derivative volumes traded on SEF were up 22% compared to the second quarter of 2025, according to Clarus. In comparison, our overall Rates revenues were up 10.6% as compared to a year earlier, to $221.9 million.

Foreign Exchange Volumes and Volatility
Global foreign exchange volumes were mixed during the second quarter of 2026 compared to the prior year period. Volumes for CME EBS spot FX were down 9% and Cboe FX increased by 6%, respectively. Volumes for FX Options were up 3% compared to the prior year period, according to Clarus. In comparison, our overall FX revenues increased by 9.4%, compared to the prior year period, to $118.7 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were higher during the second quarter of 2026 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 13% and U.S. High Yield was up 1% according to Bloomberg, compared to the prior year period. In comparison, our overall Credit revenues increased by 5.4%, compared to the prior year period, to $79.3 million.
Equities Volumes
Global equity volumes were generally higher during the second quarter of 2026 compared to the prior year period. According to the Securities Industry and Financial Markets Association, the average daily volume of U.S. cash equities was up 10% as compared to a year earlier. Over the same timeframe, the average daily volume of U.S. options was up 27%, according to the OCC and Eurex average daily volumes of equity and equity index derivatives increased 10%. Our Equities business primarily consists of equity derivatives and our overall revenues from Equities increased by 2.8%, compared to the prior year period, to $76.0 million.
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
As of June 30, 2026, our front-office headcount was 2,467 brokers, salespeople, managers, and other front-office personnel, down 0.5% from 2,480 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended June 30, 2026, increased by 3.6%, to $0.3 million.
FINANCIAL HIGHLIGHTS
For the three months ended June 30, 2026 compared to the three months ended June 30, 2025
Income from operations before income taxes was $98.9 million compared to $75.3 million in the prior year period.
Total revenues increased $61.5 million compared to the prior year period, or 7.8%, to $845.5 million.
Brokerage revenues increased by $51.5 million, or 7.2%, due to overall growth across all asset classes:
•ECS increased $13.8 million, or 5.3%;
•Rates increased $21.3 million, or 10.6%;
•FX increased $10.2 million, or 9.4%;
•Credit increased $4.0 million, or 5.4%; and
•Equities increased $2.1 million, or 2.8%.

Interest and dividend income increased $11.4 million, or 75.0%, primarily due to dividend income from investments. This increase was partially offset by lower interest income due to lendings to Cantor under the BGC Credit Agreement in the second quarter of 2025. Data, network and post-trade revenues increased by $1.2 million, or 3.4%, primarily driven by Lucera and Fenics Market Data. This increase was partially offset by decreased revenues from software solutions following the sale of the kACE business in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 18.6%. Other revenues decreased $2.9 million, or 35.7%, mainly attributable to lower consulting income.
Total expenses increased $62.0 million, or 8.7%, to $773.6 million compared to the prior year period. Total compensation and employee benefits expenses increased by $25.1 million, which was primarily due to higher commissionable revenues during the three months ended June 30, 2026.
The $36.8 million increase in non-compensation expenses was primarily driven by an increased accrual related to the U.K. Tax Matter, increased selling and promotion, and commissions and floor brokerage expense related to higher client activity.
Total other income (losses), net increased $24.1 million, or 813.5%, to $27.0 million, primarily due to a $20.0 million gain from contingent consideration realized and earned during the three months ended June 30, 2026, in connection with the sale of kACE in the fourth quarter of 2025.
For the six months ended June 30, 2026 compared to the six months ended June 30, 2025
Income from operations before income taxes was $214.4 million compared to $155.3 million for the same period in the prior year.
Total revenues increased $352.8 million compared to the prior year period, or 24.4%, to $1,801.0 million. Excluding OTC Global, revenues grew by $225.6 million, or 17.0%. Brokerage revenues increased by $336.6 million, or 25.3% due to overall growth across all asset classes:
•ECS increased $193.9 million, or 47.1%, driven by the operations of OTC Global. Excluding OTC Global, ECS grew by $68.6 million, or 23.0%;
•Rates increased $76.6 million, or 19.1%;
•FX increased $31.2 million, or 14.3%;
•Credit increased $11.2 million, or 6.9%; and
•Equities increased $23.7 million, or 17.3%.
Interest and dividend income increased $10.4 million, or 38.6%, primarily due to dividend income from investments. This increase was partially offset by lower interest income due to lendings to Cantor under the BGC Credit Agreement in the second quarter of 2025. In addition, there was an increase of $3.2 million, or 4.7%, in Data, network and post-trade revenues, primarily driven by Fenics Market Data and Lucera. This increase was partially offset by decreased revenues from software solutions following the sale of the kACE business in the fourth quarter of 2025. Additionally, there was an increase of $2.5 million, or 19.3%, in Other revenues, principally due to increased consulting income.
Total expenses increased $322.4 million, or 24.8%, to $1,620.6 million, compared to the prior year period, primarily driven by increases in total compensation and employee benefits and the operations of OTC Global, which we acquired on April 1, 2025. Total compensation and employee benefits expenses increased by $228.9 million primarily driven by higher commissionable revenues during the period and the operations of OTC Global. The $93.5 million increase in non-compensation expenses was primarily driven by the operations of OTC Global and increases in other expenses, due to an increased accrual related to the U.K. Tax Matter, selling and promotion, and increases in Interest expense related to the BGC Group 6.150% Senior Notes issued in April 2025. These higher Interest expenses were partially offset by a reduction of interest expense due to the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025.
Total other income (losses), net increased $28.8 million, or 551.1%, to $34.0 million, primarily due to a $20.0 million gain from contingent consideration realized and earned during the six months ended June 30, 2026, in connection with the sale of kACE in the fourth quarter of 2025.

RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$649,171	76.8%	$599,496	76.5%	$1,402,106	77.9%	$1,094,207	75.6%
Principal transactions	122,257	14.5	120,403	15.4	265,149	14.7	236,481	16.3
Total brokerage revenues	771,428	91.3	719,899	91.9	1,667,255	92.6	1,330,688	91.9
Fees from related parties	5,493	0.6	5,241	0.7	9,789	0.5	9,663	0.7
Data, network and post-trade	36,677	4.3	35,462	4.5	71,145	4.0	67,962	4.7
Interest and dividend income	26,713	3.2	15,268	1.9	37,292	2.0	26,897	1.9
Other revenues	5,234	0.6	8,134	1.0	15,545	0.9	13,034	0.8
Total revenues	845,545	100.0	784,004	100.0	1,801,026	100.0	1,448,244	100.0
Expenses:
Compensation and employee benefits	449,946	53.2	416,463	53.1	987,285	54.8	758,111	52.3
Equity-based compensation and allocations of net income to limited partnership units¹	75,557	8.9	83,926	10.7	158,998	8.8	159,249	11.0
Total compensation and employee benefits	525,503	62.1	500,389	63.8	1,146,283	63.6	917,360	63.3
Occupancy and equipment	47,272	5.6	46,478	5.9	95,003	5.3	89,047	6.1
Fees to related parties	9,721	1.1	10,409	1.3	17,794	1.0	18,759	1.3
Professional and consulting fees	17,266	2.0	15,796	2.0	34,186	1.9	31,465	2.2
Communications	38,212	4.5	34,659	4.4	76,901	4.3	65,288	4.5
Selling and promotion	37,448	4.4	28,810	3.7	66,579	3.7	48,251	3.3
Commissions and floor brokerage	20,434	2.4	16,690	2.1	42,090	2.3	34,182	2.4
Interest expense	32,799	3.9	33,801	4.3	65,251	3.6	58,455	4.0
Other expenses	44,988	5.5	24,654	3.3	76,538	4.3	35,401	2.5
Total expenses	773,643	91.5	711,686	90.8	1,620,625	90.0	1,298,208	89.6
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	20,000	2.5	—	—	20,000	1.1	—	—
Gains (losses) on equity method investments	5,727	0.7	2,379	0.3	10,312	0.6	4,737	0.3
Other income (loss)	1,314	0.2	581	0.1	3,677	0.2	483	0.1
Total other income (losses), net	27,041	3.2	2,960	0.4	33,989	1.9	5,220	0.4
Income (loss) from operations before income taxes	98,943	11.7	75,278	9.6	214,390	11.9	155,256	10.7
Provision (benefit) for income taxes	30,106	3.6	19,063	2.4	62,089	3.4	45,612	3.1
Consolidated net income (loss)	$68,837	8.1%	$56,215	7.2%	$152,301	8.5%	$109,644	7.6%
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(3,650)	(0.5)	(1,330)	(0.1)	(4,334)	(0.2)	(3,065)	(0.2)
Net income (loss) available to common stockholders	$72,487	8.6%	$57,545	7.3%	$156,635	8.7%	$112,709	7.8%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$31,130	3.7%	$35,823	4.5%	$62,326	3.5%	$62,464	4.3%
Allocations of net income and dividend equivalents	598	0.1	534	0.1	1,514	0.1	1,085	0.1
RSU, RSU Tax Account, and restricted stock amortization	43,829	5.1	47,569	6.1	95,158	5.2	95,700	6.6
Equity-based compensation and allocations of net income to limited partnership units	$75,557	8.9%	$83,926	10.7%	$158,998	8.8%	$159,249	11.0%
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Revenues
Brokerage Revenues
Total brokerage revenues increased by $51.5 million, or 7.2%, to $771.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Commissions revenues increased by $49.7 million, or 8.3%, to $649.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Principal transactions revenues increased by $1.9 million, or 1.5%, to $122.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Our ECS revenues increased by $13.8 million, or 5.3%, to $275.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven by strong growth across our shipping, environmental, and commodities businesses, partially offset by lower oil and refined products volumes due to disruptions caused by the Strait of Hormuz closure.
Our Rates revenues increased by $21.3 million, or 10.6%, to $221.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, reflecting higher volumes across all major Rates products during the quarter.
Our FX revenues increased by $10.2 million, or 9.4%, to $118.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to strong volume growth in emerging market and G10 products, and precious metals.
Our Credit revenues increased by $4.0 million, or 5.4%, to $79.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, driven by PortfolioMatch, along with higher European and emerging market credit volumes.
Our Equities revenues increased by $2.1 million, or 2.8%, to $76.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, reflecting strong U.S. equities volumes, partially offset by lower European equity derivative activity.
Fees from Related Parties
Fees from related parties increased by $0.3 million, or 4.8%, to $5.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily driven by an increase in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $1.2 million, or 3.4%, to $36.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower revenues due to the sale of kACE in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 18.6% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Interest and Dividend Income
Interest and dividend income increased by $11.4 million, or 75.0%, to $26.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This was primarily driven by an increase in dividend income from investments, partially offset by a decrease in interest income from lendings to Cantor under the BGC Credit Agreement in the second quarter of 2025.
Other Revenues
Other revenues decreased by $2.9 million, or 35.7%, to $5.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily driven by a decrease in consulting income.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $33.5 million, or 8.0%, to $449.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to increases from higher commissionable revenues.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units
Equity-based compensation and allocations of net income to limited partnership units decreased by $8.4 million, or 10.0%, to $75.6 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 primarily due to a decrease in both issuance of common stock and amortization expense of RSUs granted to employees.
Occupancy and Equipment
Occupancy and equipment expense increased by $0.8 million, or 1.7%, to $47.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. This increase was primarily driven by increases in software licensing and maintenance costs and rent expenses.
Fees to Related Parties
Fees to related parties decreased by $0.7 million, or 6.6%, to $9.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $1.5 million, or 9.3%, to $17.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, which was primarily driven by an increase in audit, tax, consulting charges and legal fees.
Communications
Communications expense increased by $3.6 million, or 10.3%, to $38.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, which was primarily driven by an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $8.6 million, or 30.0%, to $37.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, which was primarily driven by an increase in business related travel and client entertainment.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $3.7 million, or 22.4%, to $20.4 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, which was primarily driven by higher trade volumes and composition of trades in the three months ended June 30, 2026.
Interest Expense
Interest expense decreased by $1.0 million, or 3.0%, to $32.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, which was primarily driven by the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025. This was partially offset by an increase in interest expense incurred on the Revolving Credit Agreement due to a higher average outstanding balance.
Other Expenses
Other expenses increased by $20.3 million, or 82.5%, to $45.0 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, which was primarily due to an increased accrual related to the U.K. Tax Matter.
Other Income (Losses), Net
Gains (Losses) on Divestitures and Sale of Investments
Gains (losses) on divestitures and sale of investments increased by $20.0 million, for the three months ended June 30, 2026, related to contingent consideration realized and earned in connection with the sale of kACE in the fourth quarter of 2025, as compared to no such gains or losses during the three months ended June 30, 2025.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $3.3 million, or 140.7%, to $5.7 million for the three months ended June 30, 2026 as compared to a gain of $2.4 million for the three months ended June 30, 2025.
Other Income (Loss)
Other income (loss) increased by $0.7 million to income of $1.3 million for the three months ended June 30, 2026 as compared to income of $0.6 million for the three months ended June 30, 2025, which was primarily driven by present value adjustments to contingent consideration liabilities from previous acquisitions.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $11.0 million, or 57.9%, to $30.1 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily driven by a change in the level, geographical, and business mix of earnings, which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries was a loss of $3.7 million for the three months ended June 30, 2026 as compared to a loss of $1.3 million for the three months ended June 30, 2025.

Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Revenues
Brokerage Revenues
Total brokerage revenues increased by $336.6 million, or 25.3%, to $1,667.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Commissions revenues increased by $307.9 million, or 28.1%, to $1,402.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Principal transactions revenues increased by $28.7 million, or 12.1%, to $265.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Our ECS revenues increased by $193.9 million, or 47.1%, to $605.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, which was driven by OTC Global and strong organic growth across our shipping, environmental and commodities businesses. While heightened volatility across energy markets associated with the Iran conflict during the first quarter 2026 contributed incrementally to customer activity, revenue growth was principally driven by the aforementioned factors. These benefits were partially offset by lower oil and refined product volumes in the second quarter of 2026 due to disruptions caused by the Strait of Hormuz closure. Excluding OTC Global, ECS revenues grew by 23.0% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Our Rates revenues increased by $76.6 million, or 19.1%, to $478.1 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, reflecting higher volumes across all major interest rate products.
Our FX revenues increased by $31.2 million, or 14.3%, to $249.7 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, which was primarily due to strong growth in emerging market currencies.
Our Credit revenues increased by $11.2 million, or 6.9%, to $173.4 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was primarily driven by PortfolioMatch along with higher emerging market and European credit volumes.
Our Equities revenues increased by $23.7 million, or 17.3%, to $160.6 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, which was primarily driven by strong U.S. and European equity volumes.
Fees from Related Parties
Fees from related parties increased by $0.1 million, or 1.3%, to $9.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, which was primarily driven by an increase in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $3.2 million, or 4.7%, to $71.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by strong revenue growth across Lucera and Fenics Market Data, which was partially offset by lower revenues resulting from the sale of kACE in the fourth quarter of 2025.
Interest and Dividend Income
Interest and dividend income increased by $10.4 million, or 38.6%, to $37.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The increase was primarily driven by an increase in dividend income from the Company’s investments. This was partially offset by a decrease in interest income from lendings to Cantor under the BGC Credit Agreement in the second quarter of 2025.
Other Revenues
Other revenues increased by $2.5 million, or 19.3%, to $15.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by an increase in consulting income.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $229.2 million, or 30.2%, to $987.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, which was primarily driven by the operations of OTC Global and higher commissionable revenues.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units
Equity-based compensation and allocations of net income to limited partnership units decreased by $0.3 million, or 0.2%, to $159.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. The decrease is primarily due to decreases in amortization on RSUs driven by lower accelerations, partially offset by increased amortization as a result of newly granted RSUs.
Occupancy and Equipment
Occupancy and equipment expense increased by $6.0 million, or 6.7%, to $95.0 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by the operations of OTC Global and an increase in software licenses.
Fees to Related Parties
Fees to related parties decreased by $1.0 million, or 5.1%, to $17.8 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $2.7 million, or 8.6%, to $34.2 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by increases in audit, tax, and consulting charges and regulatory fees.
Communications
Communications expense increased by $11.6 million, or 17.8%, to $76.9 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by the operations of OTC Global and increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $18.3 million, or 38.0%, to $66.6 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by the operations of OTC Global and an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $7.9 million, or 23.1%, to $42.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, which was primarily driven by timing and composition of trades in the six months ended June 30, 2026.
Interest Expense
Interest expense increased by $6.8 million, or 11.6%, to $65.3 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by the issuance of the BGC Group 6.150% Senior Notes in April 2025, partially offset by a reduction of interest expense due to the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025.

Other Expenses
Other expenses increased by $41.1 million, or 116.2%, to $76.5 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, which was primarily due to the operations of OTC Global, as well as higher amortization expense related to the acquisitions of OTC Global and Sage. Additionally, there was an increased accrual related to the U.K. Tax Matter, as compared to the six months ended June 30, 2025.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
Gains (losses) on divestitures and sale of investments increased by $20.0 million, for the six months ended June 30, 2026, related to contingent consideration realized and earned in connection with the sale of kACE in the fourth quarter of 2025, as compared to no such gains or losses during the six months ended June 30, 2025.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $5.6 million, or 117.7%, to $10.3 million, for the six months ended June 30, 2026 as compared to $4.7 million for the six months ended June 30, 2025.
Other Income (Loss)
Other income (loss) increased by $3.2 million to a gain of $3.7 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily driven by a $2.7 million unrealized gain for the six months ended June 30, 2026 related to fair value adjustments on investments carried under the measurement alternative compared to the six months ended June 30, 2025.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $16.5 million, or 36.1%, to $62.1 million for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. This increase was primarily driven by changes in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries was a loss of $4.3 million for the six months ended June 30, 2026 as compared to a loss of $3.1 million for the six months ended June 30, 2025.

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.1

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Revenues:
Commissions	$649,171	$752,935	$590,187	$573,159	$599,496	$494,711	$431,469	$407,095
Principal transactions	122,257	142,892	104,398	99,951	120,403	116,078	84,590	93,551
Fees from related parties	5,493	4,296	4,597	4,453	5,241	4,422	6,558	5,106
Data, network and post-trade	36,677	34,468	36,669	34,349	35,462	32,500	32,587	32,661
Interest and dividend income	26,713	10,579	12,889	14,039	15,268	11,629	12,370	16,944
Other revenues	5,234	10,311	7,627	10,898	8,134	4,900	4,758	5,754
Total revenues	845,545	955,481	756,367	736,849	784,004	664,240	572,332	561,111
Expenses:
Compensation and employee benefits	449,946	537,339	497,638	400,262	416,463	341,648	289,608	271,307
Equity-based compensation and allocations of net income to limited partnership units	75,557	83,441	95,892	74,447	83,926	75,323	121,165	85,690
Total compensation and employee benefits	525,503	620,780	593,530	474,709	500,389	416,971	410,773	356,997
Occupancy and equipment	47,272	47,731	47,549	47,614	46,478	42,569	42,278	45,195
Fees to related parties	9,721	8,073	10,191	9,346	10,409	8,350	9,054	8,251
Professional and consulting fees	17,266	16,920	17,269	18,303	15,796	15,669	17,701	20,184
Communications	38,212	38,689	35,517	35,628	34,659	30,629	30,028	30,416
Selling and promotion	37,448	29,131	30,525	26,461	28,810	19,441	18,605	17,376
Commissions and floor brokerage	20,434	21,656	18,737	17,340	16,690	17,492	18,453	17,539
Interest expense	32,799	32,452	33,040	33,823	33,801	24,654	24,263	25,125
Other expenses	44,988	31,550	26,997	42,384	24,654	10,747	14,847	26,955
Total expenses	773,643	846,982	813,355	705,608	711,686	586,522	586,002	548,038
Other income (losses), net:
Gain (loss) on divestiture and sale of investments	20,000	—	66,718	—	—	—	38,769	—
Gains (losses) on equity method investments	5,727	4,585	1,301	2,290	2,379	2,358	1,536	2,360
Other income (loss)	1,314	2,363	13,964	(35)	581	(98)	537	4,276
Total other income (losses), net	27,041	6,948	81,983	2,255	2,960	2,260	40,842	6,636
Income (loss) from operations before income taxes	98,943	115,447	24,995	33,496	75,278	79,978	27,172	19,709
Provision (benefit) for income taxes	30,106	31,983	14,162	7,434	19,063	26,549	3,873	5,996
Consolidated net income (loss)	$68,837	$83,464	$10,833	$26,062	$56,215	$53,429	$23,299	$13,713
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(3,650)	(684)	(3,538)	(1,820)	(1,330)	(1,735)	(1,904)	(1,034)
Net income (loss) available to common stockholders	$72,487	$84,148	$14,371	$27,882	$57,545	$55,164	$25,203	$14,747
____________________________
1    The Company completed its acquisition of OTC Global on April 1, 2025. Its results are included beginning with the quarter ended June 30, 2025 and are not reflected in periods ending on or before March 31, 2025, which affects the comparability of sequential quarterly amounts and period-over-period changes.

The table below details our brokerage revenues by product category for the indicated periods1 (dollar amounts in thousands):

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Brokerage revenue by product:
ECS	$275,471	$329,970	$257,451	$241,622	$261,640	$149,937	$134,104	$112,921
Rates	221,917	256,223	197,352	195,328	200,579	200,945	169,591	174,313
FX	118,687	131,033	102,841	106,672	108,452	110,035	93,648	92,076
Credit	79,319	94,078	64,284	69,085	75,282	86,936	62,404	68,000
Equities	76,034	84,523	72,657	60,403	73,946	62,936	56,313	53,336
Total brokerage revenues	$771,428	$895,827	$694,585	$673,110	$719,899	$610,789	$516,060	$500,646
Brokerage revenue by product (percentage):
ECS	35.7%	36.8%	37.1%	35.9%	36.3%	24.5%	26.0%	22.6%
Rates	28.8	28.6	28.4	29.0	27.9	33.0	32.9	34.7
FX	15.4	14.6	14.8	15.8	15.1	18.0	18.1	18.4
Credit	10.3	10.5	9.3	10.3	10.5	14.2	12.1	13.6
Equities	9.8	9.4	10.5	9.0	10.3	10.3	10.9	10.7
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$621,899	$723,357	$567,360	$547,434	$592,534	$470,664	$406,545	$391,264
Fully Electronic[2]	149,529	172,470	127,225	125,676	127,365	140,125	109,515	109,382
Total brokerage revenues	$771,428	$895,827	$694,585	$673,110	$719,899	$610,789	$516,060	$500,646
____________________________
1The Company completed its acquisition of OTC Global on April 1, 2025. Its results are included beginning with the quarter ended June 30, 2025 and are not reflected in periods ending on or before March 31, 2025, which affects the comparability of sequential quarterly amounts and period-over-period changes.
2Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of June 30, 2026 were $5.8 billion, an increase of 30.4% as compared to December 31, 2025. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions and other receivables, net and Loans, forgivable loans and other receivables from employees and partners, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of June 30, 2026 of $766.9 million, and our Liquidity as of June 30, 2026 of $861.4 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $94.6 million as of June 30, 2026, compared to $127.6 million as of December 31, 2025.

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
As discussed below, our Liquidity remained strong at $861.4 million as of June 30, 2026, which can be used for share repurchases, dividends, acquisitions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the six months ended June 30, 2026, we repurchased 10.4 million shares of BGC Class A common stock for aggregate consideration of $114.6 million, representing a weighted-average price per share of $10.97.
On July 29, 2026, our Board declared a quarterly qualified cash dividend of $0.02 per share payable on September 2, 2026 to BGC Class A and Class B common stockholders of record as of August 19, 2026, which is the same date as the ex-dividend date. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
Notes Payable and Other Borrowings
Unsecured Senior Revolving Credit Agreement
On April 26, 2024, we amended and restated the Revolving Credit Agreement, to, among other things, extend the maturity date to April 26, 2027. On December 6, 2024, we amended the amended and restated Revolving Credit Agreement, as theretofore amended, to increase the size of the credit facility to $700.0 million. On May 15, 2026, we again amended and restated the Revolving Credit Agreement to, among other things, extend the maturity date to May 15, 2030, and provide us with the right to increase the size of the credit facility to $900.0 million, subject to certain conditions being met.

As of January 1, 2025, we had $200.0 million of borrowings outstanding under the Revolving Credit Agreement. On March 12, 2025, we borrowed $25.0 million under the Revolving Credit Agreement for general corporate purposes, and on March 31, 2025, we borrowed $325.0 million under the Revolving Credit Agreement and used a portion of the proceeds from such borrowing to acquire OTC Global. On April 3, 2025, we repaid in full the $550.0 million of borrowings outstanding under the Revolving Credit Agreement. On May 13, 2025, we borrowed $140.0 million under the Revolving Credit Agreement, and on June 13, 2025, we borrowed an additional $15.0 million, for general corporate purposes. On June 30, 2025, we repaid $70.0 million of borrowings outstanding under the Revolving Credit Agreement. On September 30, 2025, we repaid in full the $85.0 million of borrowings outstanding under the Revolving Credit Agreement. On December 12, 2025, we borrowed $240.0 million under the Revolving Credit Agreement for general corporate purposes. On May 5, 2026, we repaid $25.0 million of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On May 14, 2026, we borrowed $25.0 million under the Revolving Credit Agreement, and on June 5, 2026, we borrowed $50.0 million under the Revolving Credit Agreement, for general corporate purposes. On June 30, 2026, we repaid $50.0 million of the $290.0 million of borrowings outstanding under the Revolving Credit Agreement.
There were $240.0 million in borrowings outstanding under the Revolving Credit Agreement as of June 30, 2026. We recorded interest expense related to the Revolving Credit Agreement of $4.1 million and $8.2 million during the three and six months ended June 30, 2026, respectively. We recorded interest expense related to the Revolving Credit Agreement of $2.3 million and $6.3 million during the three and six months ended June 30, 2025, respectively.
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
On April 4, 2025, Cantor borrowed $120.0 million from us under the BGC Credit Agreement. Cantor partially repaid us $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to us the outstanding principal of $77.0 million borrowed from us under the BGC Credit Agreement, plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% during the year ended December 31, 2025. As of both June 30, 2026 and December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. We did not record any interest income related to the BGC Credit Agreement for the three and six months ended June 30, 2026. We recorded interest income related to the BGC Credit Agreement of $1.5 million for both the three and six months ended June 30, 2025.
On November 12, 2025, we borrowed $20.0 million from Cantor under the BGC Credit Agreement for general corporate purposes. As of December 31, 2025, there were $20.0 million of borrowings by us outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. On January 9, 2026, we repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. As of June 30, 2026, there were no borrowings by us outstanding under the BGC Credit Agreement. We did not record any interest expense related to the BGC Credit Agreement during the three months ended June 30, 2026. We recorded nil interest expense related to the BGC Credit Agreement for the six months ended June 30, 2026. We did not record any interest expense related to the BGC Credit Agreement for both the three and six months ended June 30, 2025.
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
BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million and $6.7 million, for the three and six months ended June 30, 2025, respectively. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of both June 30, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended June 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $14.3 million for both the six months ended June 30, 2026 and 2025.
On August 21, 2024, we repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million as of both June 30, 2026 and December 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil for both the three months ended June 30, 2026 and 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for both the six months ended June 30, 2026 and 2025.
6.600% Senior Notes due June 10, 2029
The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of both June 30, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for both the three months ended June 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $17.0 million for both the six months ended June 30, 2026 and 2025.
6.150% Senior Notes due April 2, 2030
The outstanding aggregate principal amount of BGC Group 6.150% Senior Notes, which are general senior unsecured obligations of BGC Group, was $700.0 million as of both June 30, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $11.1 million and $22.3 million for the three and six months ended June 30, 2026, respectively. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $10.9 million for both the three and six months ended June 30, 2025.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our senior notes.
Weighted-average Interest Rate
For the three months ended June 30, 2026 and 2025, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, and BGC Credit Agreement, was 6.55% and 6.32%, respectively.

Short-term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.7 million (BRL 50.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $13.5 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is October 21, 2026. The agreement bears a fee of 1.32% per year. As of both June 30, 2026 and December 31, 2025, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for both the three months ended June 30, 2026 and 2025. The bank fees related to the agreement were $0.1 million for both the six months ended June 30, 2026 and 2025.
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
Discussion of the six months ended June 30, 2026
The table below presents our Liquidity Analysis as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
(in thousands)
Cash and cash equivalents	$766,854	$851,502
Financial instruments owned, at fair value	94,550	127,614
Total	$861,404	$979,116
The $117.7 million decrease in our Liquidity position from $979.1 million as of December 31, 2025 to $861.4 million as of June 30, 2026 was primarily related to repayment of the $20.0 million outstanding under the BGC Credit Agreement and $80.6 million of payments for tax obligations related to equity awards. Furthermore, there were dividends to stockholders of $19.4 million, share repurchases of $114.7 million, and capitalized expenditures of $27.8 million.
The remaining movement in Cash and cash equivalents balances was primarily due to an increase in cash provided by operating activities of $181.8 million during the six months ended June 30, 2026. Net cash provided by operating activities increased during the six months ended June 30, 2026, primarily due to a $381.4 million increase in net income adjusted for non-cash items, which reflected higher earnings driven by increased revenues. This increase was partially offset by net working capital cash outflows of $199.6 million during the six months ended June 30, 2026.
The change in working capital was primarily driven by an increase in accrued commissions receivable, net, of $109.6 million, due to higher revenues and the timing of collections, as well as a $102.5 million increase in loans, forgivable loans, and other receivables from employees and partners, largely attributable to higher loan activity and the timing of issuances relative to collections. Financial instruments owned at fair value decreased from $127.6 million as of December 31, 2025 to $94.6 million as of June 30, 2026 due to the sale of treasury bills during the six months ended June 30, 2026.
Discussion of the six months ended June 30, 2025
The table below presents our Liquidity Analysis as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
(in thousands)
Cash and cash equivalents	$827,844	$711,584
Financial instruments owned, at fair value	139,470	186,197
Total	$967,314	$897,781
The $69.5 million increase in our Liquidity position from $897.8 million as of December 31, 2024 to $967.3 million as of June 30, 2025 was primarily related to the issuance of an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes, partially offset by a $115.0 million net decrease in borrowings under the Revolving Credit Agreement and $262.8 million of cash payments for the acquisition of OTC Global, net of cash acquired. The remaining movement in Cash and cash equivalents balance was primarily due to earnings, offset by share repurchases of $171.6 million, capitalized expenditures of $29.9 million, dividends to stockholders of $19.6 million, tax payments and ordinary movements in working capital. Financial instruments owned at fair value decreased from $186.2 million as of December 31, 2024 to $139.5 million as of June 30, 2025 due to the sale of treasury bills during the six months ended June 30, 2025.

CREDIT RATINGS
As of June 30, 2026, our public long-term credit ratings and associated outlooks were as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable
Japan Credit Rating Agency, Ltd.	BBB+	Stable
Kroll Bond Rating Agency	BBB	Positive
We received upgraded credit ratings in July 2026 from both Kroll Bond Rating Agency and Japan Credit Rating Agency, Ltd. to BBB+ and A-, respectively, due to the continued strong performance of our business. The outlook for the ratings from Kroll Bond Rating Agency was revised to Stable from Positive following the rating upgrade. Credit ratings and associated outlooks are influenced by a number of factors, including, but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any downgrade in our credit ratings and/or the associated outlooks could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, we may be required to provide additional collateral in the event of a credit ratings downgrade.
CLEARING CAPITAL
In November 2008, we entered into the Clearing Capital Agreement with Cantor to clear U.S. Treasury and U.S. government agency securities transactions on our behalf. In June 2020, the Clearing Capital Agreement was amended to cover Cantor providing clearing services in all eligible financial products to us and not just U.S. Treasury and U.S. government agency securities. Pursuant to the terms of this agreement, so long as Cantor is providing clearing services to us, Cantor shall be entitled to request from us cash or other collateral acceptable to Cantor in the amount reasonably requested by Cantor under the Clearing Capital Agreement or Cantor will post cash or other collateral on our behalf for a commercially reasonable charge. On June 7, 2024, we amended the Clearing Capital Agreement to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions. The 2024 Clearing Capital Agreement amendment also assigned BGC Partners’ rights and obligations thereunder to BGC Group.
During the three months ended June 30, 2026 and 2025, we were charged $1.0 million and $1.3 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the six months ended June 30, 2026 and 2025, we were charged $2.0 million and $2.2 million, respectively, for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from us as collateral as of June 30, 2026 and December 31, 2025 at a fair value of $37.8 million and $67.6 million, respectively.
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

As of June 30, 2026, $975.6 million of net capital was held by regulated subsidiaries. As of June 30, 2026, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $581.4 million.
See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to our regulatory environment.
EQUITY
As of June 30, 2026, we had 363.2 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions are provided in Note 7—“Stock Transactions” to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended June 30, 2026 were as follows (in thousands):

Three Months Ended June 30, 2026
Common stock outstanding[1]	475,565
RSUs and restricted stock (Treasury stock method)[2]	16,395
Other	3,400
Total	495,360
______________________________
1Common stock consisted of shares of BGC Class A common stock and shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended June 30, 2026, the weighted-average number of shares of BGC Class A common stock was 366.1 million, the weighted-average number of shares of BGC Class B common stock was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was nil.
2For the three months ended June 30, 2026, 16.4 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended June 30, 2026 included 16.2 million of participating RSUs and 0.2 million of participating restricted shares of BGC Class A common stock. Also as of June 30, 2026, 64.0 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of June 30, 2026.
Registration Statements
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2026, we had issued an aggregate of 4.4 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of June 30, 2026, we had issued 0.9 million shares of BGC Class A common stock under the DRIP.
Our effective Registration Statement on Form S-8 was originally filed on July 3, 2023 with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of June 30, 2026, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 386.7 million shares of BGC Class A common stock.

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
As of June 30, 2026, we have issued 2.8 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $58.0 million in cash related to such contingent payments.
As of June 30, 2026, there are 1.3 million shares of BGC Class A common stock, which will be issued if related targets are met and $6.0 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.
LEGAL PROCEEDINGS AND OTHER MATTERS
The Company is involved, from time to time, in legal actions associated with or incidental to its business. See Note 19—“Commitments, Contingencies and Guarantees” to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
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
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. While we paid quarterly dividends of $0.02 per share in 2025 and in the first and second quarters of 2026, we plan to prioritize share repurchases over dividends. We have repurchased 10.4 million shares of BGC Class A common stock during the six months ended June 30, 2026. As cash uses are generally the greatest in the first half of the year, we typically repurchase fewer shares during this period and we generally expect share repurchases in the second half of the year to be higher than the first half.
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
BGC Class A Common Stock
Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2026, there were 455.2 million shares of BGC Class A common stock issued and 363.2 million shares outstanding. On June 21, 2017, Cantor pledged 10.0 million shares of BGC Class A common stock in connection with a partner loan program. On November 23, 2018, those shares of BGC Class A common stock were converted into 10.0 million shares of BGC Class B common stock and remain pledged in connection with the partner loan program, as such pledge was amended and restated effective as of October 5, 2023 and with such modifications thereto as necessary to reflect the Corporate Conversion.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, our other affiliates, our executive officers, other employees, and others.
BGC Class B Common Stock
Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of June 30, 2026, Cantor and CFGM held an aggregate of 105.3 million shares of BGC Class B common stock, representing 96.2% of the outstanding shares of BGC Class B common stock and approximately 72.2% of the total voting power of our outstanding common stock, and Mr. Brandon Lutnick and another Lutnick family member beneficially owned 4.2 million shares of our outstanding Class B common stock, representing 3.8% of the outstanding shares of BGC Class B common stock and approximately 2.8% of our total voting power. Together, Cantor, CFGM, Mr. Brandon Lutnick and another Lutnick family member beneficially owned 109.5 million of the outstanding shares of BGC Class B common stock, representing 100% of the outstanding shares of BGC Class B common stock and approximately 75.0% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if all stockholders who beneficially own BGC Class B common stock converted all of their BGC Class B common stock into BGC Class A common stock on June 30, 2026, Cantor would have held 21.7% of the total voting power of our outstanding common stock, CFGM would have held 0.6% of our total voting power, Mr. Brandon Lutnick and another Lutnick family member would have beneficially owned 1.4% of our total voting power, and our public stockholders would have beneficially owned 76.3% of our total voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged).

As a result of the Corporate Conversion, 64.0 million Cantor units were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, which provides that Cantor will convert a portion of the 64.0 million shares of BGC Class B common stock issued to it in the Corporate Conversion in the event that BGC does not issue at least $75,000,000 in shares of BGC Class A or B common stock in connection with certain acquisition transactions (including pursuant to equity grants to employees in connection therewith) prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. If BGC Group does not issue at least such amount of shares in such circumstances during such seven-year period, then approximately 40.0 million shares of BGC Class B common stock held by Cantor will be converted into an equivalent number of BGC Class A common stock at the end of such seven-year period (provided that such number will be decreased to the extent that Cantor has sold or transferred any BGC Class B common stock to a third party and converted such shares into BGC Class A common stock during such seven-year period). As of August 7, 2026, we have issued $20.9 million of BGC Class A common stock in connection with acquisitions since the Corporate Conversion.
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
As of June 30, 2026, Mr. Brandon Lutnick beneficially owned 2.0 million shares of our Class A common stock and 109.4 million shares of our Class B common stock, collectively representing 75.2% of the total voting power of our outstanding common stock.
Structure of BGC Group, Inc. as of June 30, 2026
The following diagram illustrates our organizational structure as of June 30, 2026. The diagram does not reflect BGC U.S. OpCo, BGC Global OpCo or their respective subsidiaries, or other subsidiaries of Cantor, or the noncontrolling interest in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) 82.1 million RSUs; (b) 2.8 million contingent shares to be issued to terminated employees per their respective separation agreements; and (c) 0.3 million contingent shares issued in connection with previous acquisitions.
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
3 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. As of June 30, 2026, Cantor Fitzgerald, L.P. owned 21.7% of the economics and 70.2% of the voting power in BGC Group, and CFGM owned 0.6% of the economics and 2.0% of the voting power in BGC Group.
The diagram reflects the following activity of BGC Class A common stock from December 31, 2025 through June 30, 2026: (a) 10.5 million shares of BGC Class A common stock repurchased by us; (b) 5.9 million shares of BGC Class A common stock issued for vested RSUs; (c) 0.4 million shares of BGC Class A common stock issued for contingent shares issued as consideration for certain acquisitions; (d) 0.5 million shares of BGC Class A common stock issued for contingent shares issued to terminated employees per their respective separation agreements; and (e) 3.8 million shares of BGC Class A common stock issued for compensation. 0.4 million shares of BGC Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2025 and June 30, 2026; 15.6 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of BGC Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2025 and June 30, 2026; 9.1 million of such shares remain available for issuance by us under the DRIP Registration Statement.

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

We also had Financial instruments owned, at fair value, of $94.6 million as of June 30, 2026. These include investments in equity securities which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
The majority of our foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of June 30, 2026, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $1.7 million.

Interest Rate Risk
BGC had $1,549.5 million in fixed-rate debt outstanding as of June 30, 2026. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of June 30, 2026, BGC had $240.0 million of borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of June 30, 2026, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% shift in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings for the three and six months ended June 30, 2026 would have declined by $0.6 million and $1.2 million, respectively, if interest rates increased by an additional 1%.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Group is recorded, processed, accumulated, summarized and communicated to its management, including its Co-Chief Executive Officers and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Co-Chief Executive Officers and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Group’s disclosure controls and procedures as of June 30, 2026. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that BGC Group’s disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
As previously disclosed, BGC Group closed its acquisitions of Macro Hive and AMCOM on October 1, 2025 and December 31, 2025, respectively. BGC Group is currently integrating Macro Hive and AMCOM into its operations and internal control processes. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Management has excluded the acquired operations of Macro Hive and AMCOM from its assessment of the effectiveness of BGC Group’s internal control over financial reporting as of June 30, 2026. Macro Hive and AMCOM constituted 0.0% and 0.2% of total assets, 0.1% and 0.8% of net assets, and 0.2% and 0.3% of total revenues, respectively, as reflected in our unaudited Condensed Consolidated Financial Statements as of and for the three months ended June 30, 2026.
Other than the exclusion of Macro Hive and AMCOM as described above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On November 5, 2025, the BGC Board and Audit Committee re-approved BGC’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of June 30, 2026 we had approximately $274.6 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended June 30, 2026 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased[1]	Weighted-Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[2]
April 1, 2026—April 30, 2026	—	$—	—
May 1, 2026—May 31, 2026	8,401	11.12	8,398
June 1, 2026—June 30, 2026	1,805	10.51	1,805
Total Repurchases	10,206	$11.01	10,203	$274,569
1    Includes 3.0 thousand shares withheld to satisfy tax liabilities due upon the vesting of restricted stock. The fair value of restricted shares vested but withheld to satisfy tax liabilities was $30.4 thousand at a weighted-average price of $11.24 per share. The average price paid per share for such share withholdings is based on the closing price per share on the vesting date of the restricted stock or, if such date is not a trading day, the trading day immediately prior to such vesting date.
2    Represents amount available under a repurchase program authorized by the Board and Audit Committee on November 5, 2025 up to an amount of $400.0 million for which there is no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended June 30, 2026, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this Item 6. Certain schedules and exhibits to exhibits designated by one asterisk (*) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC.

Exhibit Number	Exhibit Title

10.1*
Third Amended and Restated Credit Agreement, dated as of May 15, 2026, by and among BGC Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2026).

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

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 to be signed on its behalf by the undersigned.

BGC Group, Inc.

By:	/S/ SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer

By:	/S/ JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer

Date: August 10, 2026

[Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2026 dated August 10, 2026.]