Form 10-Q
period 2026-09-30
BGC Group, Inc.
filed 2026-11-09
CIK 1094831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 6, 2026, the registrant had 361,120,769 shares of Class A common stock, $0.01 par value, and 109,452,953 shares of Class B common stock, $0.01 par value, outstanding.

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

BGC Derivative Markets	BGC Derivative Markets L.P.

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-Off, the Newmark Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGCF	BGC Financial, L.P.

BGC Global OpCo	BGC Global Holdings, L.P., an operating partnership, which holds the non-U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

BGC Group	BGC Group, Inc., and where applicable its consolidated subsidiaries

BGC Group 3.750% Senior Notes	$255.5 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 4.375% Senior Notes	$288.2 million principal amount of 4.375% senior notes which matured on December 15, 2025 and were issued on October 6, 2023 in connection with the Exchange Offer

BGC Group 6.150% Senior Notes	$700.0 million principal amount of 6.150% senior notes maturing on April 2, 2030 and issued on April 2, 2025

BGC Group 6.600% Senior Notes	$500.0 million principal amount of 6.600% senior notes maturing on June 10, 2029 and issued on June 10, 2024

BGC Group 8.000% Senior Notes	$347.2 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on October 6, 2023 in connection with the Exchange Offer

BGC Group Equity Plan	BGC Partners Equity Plan, as amended and restated and renamed the “BGC Group, Inc. Long Term Incentive Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Incentive Plan	Second Amended and Restated BGC Partners Incentive Bonus Compensation Plan, as amended and restated and renamed the “BGC Group, Inc. Incentive Bonus Compensation Plan” and assumed by BGC Group in connection with the Corporate Conversion

BGC Group Notes	BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes, BGC Group 6.150% Senior Notes, BGC Group 6.600% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests of Newmark Holdings owned by BGC Holdings immediately prior to the distribution, completed on the Distribution Date

BGC Holdings Limited Partnership Agreement	Second Amended and Restated BGC Holdings Limited Partnership Agreement

BGC OpCos	BGC U.S. OpCo and BGC Global OpCo, collectively

BGC Partners	BGC Partners, Inc. and, where applicable, its consolidated subsidiaries

BGC Partners 3.750% Senior Notes	$300.0 million principal amount of 3.750% senior notes which matured on October 1, 2024 and were issued on September 27, 2019. Following the Exchange Offer on October 6, 2023, $44.5 million aggregate principal amount of the BGC Partners 3.750% Senior Notes remained outstanding

BGC Partners 4.375% Senior Notes	$300.0 million principal amount of 4.375% senior notes which matured on December 15, 2025 and were issued on July 10, 2020. Following the Exchange Offer on October 6, 2023, $11.8 million aggregate principal amount of the BGC Partners 4.375% Senior Notes remained outstanding

BGC Partners 8.000% Senior Notes	$350.0 million principal amount of 8.000% senior notes maturing on May 25, 2028 and issued on May 25, 2023. Following the Exchange Offer on October 6, 2023, $2.8 million aggregate principal amount of the BGC Partners 8.000% Senior Notes remained outstanding

BGC Partners Equity Plan	Eighth Amended and Restated Long Term Incentive Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on November 22, 2021

BGC Partners Incentive Plan	BGC Partners’ Second Amended and Restated Incentive Bonus Compensation Plan, approved by BGC Partners’ stockholders at the annual meeting of stockholders on June 6, 2017

BGC Partners Notes	BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners

BGC U.S. OpCo	BGC Partners, L.P., an operating partnership, which holds the U.S. businesses of BGC and which is indirectly wholly owned, following the closing of the Corporate Conversion, by BGC Group

Board	Board of Directors of the Company

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor group	Cantor and its subsidiaries other than BGC, including Newmark

Cantor units	Limited partnership interests, prior to the Corporate Conversion, of BGC Holdings, held by the Cantor group, which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

Capitalab	Capitalab Limited, which was part of the Company’s post-trade business. On December 3, 2024, the Company announced the sale of Capitalab Limited to Capitolis

CDS	Credit default swap

CECL	Current Expected Credit Losses

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the general partner of Cantor

CFTC	Commodity Futures Trading Commission

Charity Day	BGC’s annual event held on September 11th where employees of the Company raise proceeds for charity

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Clearing Capital Agreement	Agreement dated November 5, 2008, between BGC Partners and Cantor regarding clearing capital, as amended from time to time and assumed by BGC Group on June 7, 2024. On June 7, 2024, the agreement was amended to modify the rate charged by Cantor for posting margin in respect of trades cleared on behalf of the Company to a rate equal to Cantor’s cost of funding such margin through a draw on a third party credit facility provided to Cantor for which the use of proceeds is to finance clearinghouse margin deposits and related transactions

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

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

Corporate Conversion Agreement	The Corporate Conversion Agreement entered into on November 15, 2022, and as amended on March 29, 2023, by and among BGC Partners, BGC Holdings, BGC Group and other affiliated entities, and, solely for the purposes of certain provisions therein, Cantor, that provides for the Corporate Conversion of the BGC businesses

COVID-19	Coronavirus Disease 2019

CX Clearinghouse Holdings, LLC	A former subsidiary of the Company, previously acquired as a part of the Futures Exchange Group

CX Clearinghouse L.P.	A CFTC-registered DCO and former subsidiary of the Company

DCM	Designated Contract Market

DCO	Derivatives Clearing Organization

Deed	Mr. Sean Windeatt’s Deed of Adherence, as amended, with the U.K. Partnership regarding the terms of employment

Distribution Date	November 30, 2018, the date that BGC Partners and BGC Holdings completed the Spin-Off and the BGC Holdings Distribution, respectively

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act

DRIP	Dividend Reinvestment and Stock Purchase Plan

DRIP Registration Statement	Registration statement on Form S-3 with respect to the offer and sale of up to 10.0 million shares of BGC Class A common stock under the DRIP

ECB	European Central Bank

ECS	Energy, Commodities, and Shipping

EMEA	Europe, Middle East, and Africa

EMIR	European Market Infrastructure Regulation

EPS	Earnings Per Share

eSpeed	Various assets comprising the Fully Electronic portion of the Company’s former benchmark on-the-run U.S. Treasury brokerage, market data and co-location service businesses, sold to Nasdaq on June 28, 2013

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Offer	Consent solicitations and offers to exchange the BGC Partners 3.750% Senior Notes, BGC Partners 4.375% Senior Notes and BGC Partners 8.000% Senior Notes issued by BGC Partners for the BGC Group 3.750% Senior Notes, BGC Group 4.375% Senior Notes and BGC Group 8.000% Senior Notes issued by BGC Group, in each case with substantially similar terms to the corresponding series of BGC Partners Notes, completed on October 6, 2023

Exchange Ratio	Ratio by which a Newmark Holdings limited partnership interest for which an exchange right has been granted can be exchanged for shares of Newmark Class A or Class B common stock

Family Branch	Each of Mr. Brandon Lutnick, Mr. Kyle S. Lutnick, Ms. Casey J. Lutnick and Mr. Ryan G. Lutnick, in each case, with their respective collective descendants, for the purpose of the Lutnick Family Voting Agreement

Fanatics	Fanatics Holdings Inc., a Delaware Corporation, that operates a global sports platform

Fanatics Markets	The prediction markets platform operated by Fanatics

Fanatics Transaction Agreement	The equity purchase and transaction agreement pursuant to which, on August 5, 2026, the Company completed the sale of Water Street Labs, LLC, Water Street Labs Holdings, LLC, CX Clearinghouse L.P. and CX Clearinghouse Holdings, LLC to an affiliate of Fanatics

FASB	Financial Accounting Standards Board

FCA	Financial Conduct Authority of the U.K.

FCM	Futures Commission Merchant

FDIC	Federal Deposit Insurance Corporation

Fenics	BGC’s group of electronic brands, offering a number of market infrastructure and connectivity services, Fully Electronic marketplaces, and the Fully Electronic brokerage of certain products that also may trade via Voice and Hybrid execution, including market data and related information services, Fully Electronic brokerage, connectivity software, compression and other post-trade services, analytics related to financial instruments and markets, and other financial technology solutions; includes Fenics Growth Platforms and Fenics Markets

Fenics Growth Platforms	Consists of FMX UST, Lucera, FMX FX, PortfolioMatch and other newer standalone platforms, including FMX Futures Exchange

Fenics Integrated	Represents Fenics businesses that utilize sufficient levels of technology such that significant amounts of their transactions can be, or are, executed without broker intervention and have expected pre-tax margins of at least 25%

Fenics Markets	Consists of the Fully Electronic portions of BGC’s brokerage businesses, data, network and post-trade revenues that are unrelated to Fenics Growth Platforms, as well as Fenics Integrated revenues

FICC	Fixed Income Clearing Corporation

FICC-GSD Margin Loans	Loans made by a party under the BGC Credit Agreement, the use of proceeds of which will be to directly or indirectly (i) post margin at any clearinghouse, including without limitation the Government Securities Division of the FICC, (ii) keep funds available for the purpose of posting such margin or (iii) otherwise facilitate the clearing and settlement of trades

FINRA	Financial Industry Regulatory Authority

FMX
FMX Holdings, LLC, which holds BGC’s business of providing a Fully Electronic neutral forum in which all participants enter into electronic transactions with respect to U.S. Treasuries, U.S. treasury futures, U.S. SOFR futures and other select products

FMX Equity Partners	Bank of America, Barclays, Citadel Securities, Citi, Goldman Sachs, J.P. Morgan, Jump Trading Group, Morgan Stanley, Tower Research Capital, and Wells Fargo, being the banks which contributed $171.7 million between April 23, 2024 and April 24, 2024 into FMX in exchange for a 25.75% ownership interest in FMX at a post-money equity valuation of $666.7 million. The FMX Equity Partners received an additional 10.3% of equity ownership subject to driving trading volumes and meeting certain volume targets across the FMX ecosystem

FMX Futures Exchange	FMX Futures Exchange, L.P., which is wholly owned by FMX, and operates an exchange for U.S. treasury futures and U.S. SOFR futures

FMX Separation	On April 23, 2024, BGC and FMX entered into a separation agreement pursuant to which BGC contributed the assets and liabilities related to FMX’s business to FMX, and pursuant to which BGC and FMX agreed to certain restrictions in the operations of their respective businesses

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

Freedom	Freedom International Brokerage Company, a 45% voting interest ownership equity method investment of the Company

Fully Electronic	Broking transactions intermediated on a solely electronic basis rather than by Voice or Hybrid broking

Futures Exchange Group	Subsidiaries of the Company purchased from Cantor, and made up of the following entities at that time: FMX Futures Exchange Holdings, LLC (f/k/a CFLP CX Futures Exchange Holdings, LLC), FMX Futures Exchange Holdings, L.P. (f/k/a CFLP CX Futures Exchange Holdings, L.P.), FMX Futures Exchange Holdings, LLC (f/k/a CX Futures Exchange Holdings, LLC), CX Clearinghouse Holdings, LLC, FMX Futures Exchange and CX Clearinghouse L.P.

FX	Foreign exchange

G20	A forum for the world’s major economies to discuss economic, social, and development issues

GFI	GFI Group Inc., a wholly owned subsidiary of the Company, acquired on January 12, 2016

GILTI	Global Intangible Low-Taxed Income

Ginga	Ginga Petroleum (Singapore) Pte Ltd, a wholly owned subsidiary of the Company, acquired on March 12, 2019

GUI	Graphical User Interface

HDUs	LPUs with capital accounts, which were liability awards recorded in “Accrued compensation” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition

HMRC	His Majesty’s Revenue and Customs, the U.K. tax authority

Hybrid	Broking transactions executed by brokers and involving some element of Voice broking and electronic trading

ICAP	ICAP plc, a part of TP ICAP group, and a leading markets operator and provider of execution and information services

ICE	Intercontinental Exchange

Investment Company Act	Investment Company Act of 1940, as amended

Iran conflict	The conflict between the U.S.-Israel and Iran that began on February 28, 2026

kACE	kACE Financial, a provider of real-time pricing and advanced analytics platforms for complex FX derivatives sold by the Company on December 31, 2025

LCH	London Clearing House

LIBOR	London Interbank Offered Rate

Liquidity	A non-GAAP financial measure, comprised of the sum of Cash and cash equivalents, Reverse Repurchase Agreements, and Financial instruments owned, at fair value, less Securities loaned and Repurchase Agreements

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

Purchaser Trusts	Certain trusts controlled by Mr. Brandon Lutnick as trustee with decision making control which closed the purchase of all voting shares of CFGM on October 6, 2025

Record Date	Close of business on November 23, 2018, in connection with the Spin-Off

Repurchase Agreements	Securities sold under agreements to repurchase that are recorded at contractual amounts, including interest, and accounted for as collateralized financing transactions

Revenue Share Arrangement	Provisions of the Fanatics Transaction Agreement under which the Company is eligible to receive additional consideration. The additional consideration is determined based principally on a percentage of revenues generated by Water Street Labs, LLC and CX Clearinghouse L.P. and revenues generated from certain transactions entered into by other Fanatics entities that otherwise would have been completed by Water Street Labs, LLC and CX Clearinghouse L.P.

Reverse Repurchase Agreements	Agreements to resell securities, with such securities recorded at the contractual amount, including accrued interest, for which the securities will be resold, and accounted for as collateralized financing transactions

Revolving Credit Agreement	BGC Group’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of November 28, 2018 and most recently amended and restated on May 15, 2026. The Revolving Credit Agreement provides for a maximum revolving loan balance of $700.0 million (which the Company has the right to increase up to $900.0 million subject to certain conditions being met), bearing interest at either SOFR or a defined base rate plus additional margin, and has a maturity date of May 15, 2030

ROU	Right-of-use

RSUs	BGC or Newmark restricted stock units, payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

RSU Tax Account	RSU Tax Accounts were issued by BGC in connection with the Corporate Conversion in the place of certain non-exchangeable Preferred Units. The RSU Tax Accounts are settled for cash, rather than vesting into shares of BGC Class A common stock, may be entitled to a Preferred Return, and are not included in BGC’s fully diluted share count. The RSU Tax Accounts were issued in connection with RSUs and are to cover any withholding taxes to be paid when the RSUs vest into shares of BGC Class A common stock

Russia’s Invasion of Ukraine	Russia’s invasion of Ukraine, which led to imposed sanctions by the U.S., U.K., EU, and other countries on Russian counterparties

Sage	Sage Energy Partners, LP, an energy and environmental brokerage firm that the Company acquired on October 1, 2024

SBSEF	Security-based Swap Execution Facility

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

SEF	Swap Execution Facility

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement	Separation and Distribution Agreement, by and among the BGC Entity Group, the Newmark Group, Cantor and BGC Global OpCo, originally entered into on December 13, 2017, as amended on November 8, 2018 and amended and restated on November 23, 2018

Share Repurchase Authorization	The Company’s stock repurchase authorization, most recently re-approved by the Board and by the Audit Committee on November 4, 2026 for repurchases up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities

smartTrade	smartTrade Technologies SAS; a specialist in multi-asset electronic trading and SaaS solutions

SOFR	Secured Overnight Financing Rate

SPAC	Special Purpose Acquisition Company

SPAC Investment Banking Activities	Aurel’s investment banking activities with respect to SPACs

Spin-Off	Pro-rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all the shares of common stock of Newmark owned by BGC Partners immediately prior to the Distribution Date, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (Cantor and CFGM) of record on the Record Date, completed on the Distribution Date

Tax Act	Tax Cuts and Jobs Act enacted on December 22, 2017

Tower Bridge	Tower Bridge International Services L.P., a subsidiary of the Company, which is 52%-owned by the Company and 48%-owned by Cantor

TP ICAP	TP ICAP plc, an entity formed in December 2016, formerly known as Tullett

Trade Data Revenue Component	Provisions of the Fanatics Transaction Agreement under which Fanatics has agreed to provide certain trade data to the Company for distribution and monetization. The Company and Fanatics will share equally in revenues generated from the Company’s distribution of the trade data, net of specified Fenics market data expenses. The Company has exclusive distribution rights during the period specified in the Fanatics Transaction Agreement, after which the Company and Fanatics may distribute the trade data on a non-exclusive basis. Revenues generated from the Company’s distribution, net of specified Fenics market data expenses, will continue to be shared equally following the exclusivity period

Tradeweb	Tradeweb Markets, Inc.

Tradition	Compagnie Financière Tradition SA, a Swiss based inter-dealer broker

Trident	Trident Brokerage Service LLC, a wholly owned subsidiary of the Company, acquired on February 28, 2023

Tullett	Tullett Prebon plc, a part of TP ICAP group and an interdealer broker, primarily operating as an intermediary in the wholesale financial and energy sectors

UBT	Unincorporated Business Tax

U.K.	United Kingdom

U.K. Partnership	BGC Services (Holdings) LLP, a wholly owned subsidiary of the Company

U.K. Tax Matter	HMRC issue related to the tax treatment of the U.K. Partnership and its members, with respect to whether members are taxed as members or salaried employees

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

VIE	Variable Interest Entity

Voice	Voice-only broking transactions executed by brokers over the telephone

Water Street Labs Holdings, LLC	A former subsidiary of the Company which wholly owned Water Street Labs, LLC

Water Street Labs, LLC	A CFTC-registered DCM and former subsidiary of the Company

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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from the Iran conflict and other unrest in the Middle East (including the disruption of global energy supply chains and the closure or disruption of or the imposition of tolls on access to the Strait of Hormuz), the conflict between Ukraine and Russia, conflicts in Latin America and other ongoing or new conflicts in those or other regions or jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, current or expected inflation rates and the Federal Reserve’s responses thereto, elevated bond yields, stagflation, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the U.S. and global economies and financial markets, including economic activity, employment levels, global trade relations, volatility in tariffs imposed by the U.S. and foreign governments and other factors driving trade uncertainty, reductions in government spending, recession fears, infrastructure spending, supply chain issues and increased technology costs, market liquidity, energy and other commodity costs, as well as the various actions taken in response to these challenges and uncertainties by governments, central banks and others, including consumers and corporate clients and customers, as well as potential changes in these factors;
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
•our ability to enter and succeed in new markets or develop new products, offerings, trade desks, marketplaces, or services for existing or new clients and to pursue new operations and business initiatives, including our ability to develop new Fenics platforms and products, to successfully launch new initiatives which could require significant capital and significant efforts by management, including engaging partners on satisfactory terms, to manage long lead times to scale a successful venture, to convert certain existing products to a Fully Electronic trade execution, to successfully incorporate internally generated, acquired or third-party AI into our products and any efforts by our competitors to do the same, and efforts to induce such clients to use these products, trading desks, marketplaces, or services and to secure and maintain market share, and our ability to manage the risks inherent in operating our cryptocurrency business and in safekeeping cryptocurrency assets;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers, and consolidation;
•liquidity, regulatory, cash and clearing capital requirements, including the impact of the SEC’s rules requiring central clearing of eligible secondary market transactions in U.S. Treasury securities, including changes in trading and clearing practices, customer connectivity, margin, capital and liquidity requirements, implementation costs and market activity;

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
•the anticipated benefits of transactions and partnerships involving prediction markets and event contracts, including our ability to monetize trade data and develop and commercialize related market-data products, which may depend on trading volumes, the performance of our commercial counterparties, the continued availability of relevant market data and evolving federal and state regulation of prediction markets and event contracts;
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
•the expansion of our cybersecurity and AI processes to include existing or new businesses, or the integration of the cybersecurity and AI processes of acquired businesses, including the risk of errors, inadequate supervisory and risk controls related to AI-enabled or autonomous brokerage and trade executions, the impact of AI on the economy, our industry, our products and business, and the businesses of our clients and vendors, as well as evolving U.S. federal, state and foreign laws and regulations governing the development and use of AI;
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except per share data and numbers of shares)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$822,058	$851,502
Cash segregated under regulatory requirements	22,626	22,171
Financial instruments owned, at fair value	95,288	127,614
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	1,686,439	468,035
Accrued commissions and other receivables, net	594,419	482,013
Loans, forgivable loans and other receivables from employees and partners, net	505,637	436,082
Fixed assets, net	185,778	182,080
Investments	64,618	37,765
Goodwill	646,713	648,616
Other intangible assets, net	401,008	427,950
Receivables from related parties	2,497	5,006
Other assets	729,312	723,155
Total assets	$5,756,393	$4,411,989
Liabilities and Equity
Liabilities
Short-term borrowings from related parties	$—	$20,000
Accrued compensation	349,431	364,016
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,496,689	306,364
Payables to related parties	63,561	28,599
Accounts payable, accrued and other liabilities	815,193	771,963
Notes payable and other borrowings	1,775,223	1,775,705
Total liabilities	4,500,097	3,266,647
Commitments, contingencies and guarantees (Note 19)
Equity
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 1,500,000,000 shares authorized at both September 30, 2026 and December 31, 2025; 460,429,612 and 444,920,841 shares issued at September 30, 2026 and December 31, 2025, respectively; and 358,335,439 and 363,175,091 shares outstanding at September 30, 2026 and December 31, 2025, respectively	4,605	4,449
Class B common stock, par value $0.01 per share; 300,000,000 shares authorized at both September 30, 2026 and December 31, 2025; 109,452,953 shares issued and outstanding at both September 30, 2026 and December 31, 2025, convertible into Class A common stock	1,095	1,095
Additional paid-in capital	2,684,822	2,532,497
Treasury stock, at cost: 102,094,173 and 81,745,750 shares of Class A common stock at September 30, 2026 and December 31, 2025, respectively	(851,867)	(614,526)
Retained deficit	(711,367)	(910,391)
Accumulated other comprehensive income (loss)	(38,850)	(40,641)
Total stockholders’ equity	1,088,438	972,483
Noncontrolling interest in subsidiaries	167,858	172,859
Total equity	1,256,296	1,145,342
Total liabilities and equity	$5,756,393	$4,411,989

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Commissions	$660,634	$573,159	$2,062,740	$1,667,366
Principal transactions	112,210	99,951	377,359	336,432
Fees from related parties	5,193	4,453	14,982	14,116
Data, network and post-trade	36,108	34,349	107,253	102,311
Interest and dividend income	11,819	14,039	49,111	40,936
Other revenues	6,595	10,898	22,140	23,932
Total revenues	832,559	736,849	2,633,585	2,185,093
Expenses:
Compensation and employee benefits	455,997	400,262	1,443,282	1,158,373
Equity-based compensation and allocations of net income to limited partnership units	73,182	74,447	232,180	233,696
Total compensation and employee benefits	529,179	474,709	1,675,462	1,392,069
Occupancy and equipment	70,749	47,614	165,752	136,661
Fees to related parties	9,783	9,346	27,577	28,105
Professional and consulting fees	17,748	18,303	51,934	49,768
Communications	35,837	35,628	112,738	100,916
Selling and promotion	33,827	26,461	100,406	74,712
Commissions and floor brokerage	20,311	17,340	62,401	51,522
Interest expense	32,482	33,823	97,733	92,278
Other expenses	33,591	42,384	110,129	77,785
Total expenses	783,507	705,608	2,404,132	2,003,816
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	34,964	—	54,964	—
Gains (losses) on equity method investments	2,457	2,290	12,769	7,027
Other income (loss)	11,578	(35)	15,255	448
Total other income (losses), net	48,999	2,255	82,988	7,475
Income (loss) from operations before income taxes	98,051	33,496	312,441	188,752
Provision (benefit) for income taxes	28,041	7,434	90,130	53,046
Consolidated net income (loss)	$70,010	$26,062	$222,311	$135,706
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,281)	(1,820)	(5,615)	(4,885)
Net income (loss) available to common stockholders	$71,291	$27,882	$227,926	$140,591
Per share data (Note 6):
Basic earnings (loss) per share
Net income (loss) attributable to common stockholders	$68,711	$26,768	$218,949	$134,699
Basic earnings (loss) per share	$0.15	$0.06	$0.46	$0.28
Basic weighted-average shares of common stock outstanding	472,709	474,642	474,152	477,965
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$68,729	$26,774	$219,016	$134,747
Fully diluted earnings (loss) per share	$0.14	$0.06	$0.46	$0.28
Fully diluted weighted-average shares of common stock outstanding	476,334	478,480	478,162	482,862

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Consolidated net income (loss)	$70,010	$26,062	$222,311	$135,706
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,425	1,242	2,486	20,574
Total other comprehensive income (loss), net of tax	1,425	1,242	2,486	20,574
Comprehensive income (loss)	71,435	27,304	224,797	156,280
Less: Comprehensive income (loss) attributable to noncontrolling interest in subsidiaries, net of tax	(419)	(1,817)	(4,920)	(4,328)
Comprehensive income (loss) attributable to common stockholders	$71,854	$29,121	$229,717	$160,608
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$222,311	$135,706
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Fixed asset depreciation and intangible asset amortization	77,101	75,190
Employee loan amortization and reserves on employee loans	67,897	61,081
Equity-based compensation and allocations of net income to limited partnership units	232,180	233,696
Deferred compensation expense	1,992	529
Losses (gains) on equity method investments	(12,769)	(7,027)
Unrealized/realized losses (gains) on financial instruments owned, at fair value and other investments	(13,344)	(620)
Amortization of discount (premium) on notes payable	3,625	3,974
Impairment of fixed assets, intangible assets and investments	23,772	1,668
Deferred tax provision (benefit)	10,644	4,155
Change in estimated acquisition earn-out payables	1,846	4,292
Forfeitures of Class A common stock	(442)	(152)
Losses (gains) on divestitures	(54,964)	—
Other	(104)	—
Consolidated net income (loss), adjusted for non-cash and non-operating items	559,745	512,492
Decrease (increase) in operating assets:
Financial instruments owned, at fair value	34,099	38,913
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	(1,222,803)	(1,528,458)
Accrued commissions receivable, net	(113,237)	(107,109)
Loans, forgivable loans and other receivables from employees and partners, net	(126,801)	(143,797)
Receivables from related parties	2,895	(3,537)
Other assets	34,463	(96,039)
Increase (decrease) in operating liabilities:
Accrued compensation	(20,330)	(11,226)
Payables to broker-dealers, clearing organizations, customers and related broker-dealers	1,190,052	1,490,040
Payables to related parties	34,962	(27,219)
Accounts payable, accrued and other liabilities	48,547	89,878
Net cash provided by (used in) operating activities	$421,592	$213,938
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of businesses, net of cash sold	$20,970	$—
Purchases of fixed assets	(43,582)	(16,195)
Capitalization of software development costs	(29,813)	(32,075)
Purchase of equity method investments	—	(750)
Proceeds from equity method investments	9,448	8,936
Payments for acquisitions, net of cash acquired	—	(279,098)
Purchase of investment carried under measurement alternative	(5,026)	—
Loan to related parties	—	(120,000)
Proceeds from repayment of related parties loan	—	120,000
Purchase of other assets	(307)	(778)
Net cash provided by (used in) investing activities	$(48,310)	$(319,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt, net of deferred issuance costs	$70,695	$1,197,762
Repayments of long-term debt borrowings	(75,000)	(705,000)
Repayment of short-term borrowings from related parties	(20,000)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	(470)
Payments for tax obligations related to equity awards	(113,450)	(85,353)
Dividends to stockholders	(28,902)	(29,340)
Repurchase of Class A common stock	(236,051)	(213,549)
Payments on acquisition earn-outs	(639)	(775)
Net cash provided by (used in) financing activities	$(403,347)	$163,275
Effect of exchange rate changes on Cash and cash equivalents, and Cash segregated under regulatory requirements	1,076	8,670
Net increase (decrease) in Cash and cash equivalents, and Cash segregated under regulatory requirements	(28,989)	65,923
Cash and cash equivalents, and Cash segregated under regulatory requirements at beginning of period	873,673	733,273
Cash and cash equivalents, and Cash segregated under regulatory requirements at end of period	$844,684	$799,196
Supplemental cash information:
Cash paid during the period for taxes	$111,293	$112,105
Cash paid during the period for interest	68,349	49,076
Supplemental non-cash information:
Issuance of Class A and contingent Class A common stock for acquisitions	$3,903	$6,588
ROU assets and liabilities	47,812	65,703
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Three Months Ended September 30, 2026
(in thousands, except share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2026	$4,552	$1,095	$2,642,974	$(730,524)	$(773,134)	$(39,413)	$168,358	$1,273,908
Consolidated net income (loss)	—	—	—	—	71,291	—	(1,281)	70,010
Other comprehensive income (loss), net of tax	—	—	—	—	—	563	862	1,425
Equity-based compensation, 5,419,554 shares	53	—	43,056	1	—	—	—	43,110
Dividends to common stockholders and participating RSU holders	—	—	—	—	(9,524)	—	—	(9,524)
Issuance of Class A common stock (net of costs), 1,786 shares	—	—	(13)	—	—	—	—	(13)
Repurchase of Class A common stock, 10,318,471 shares	—	—	—	(121,344)	—	—	—	(121,344)
Contributions of capital to and from Cantor for equity-based compensation	—	—	663	—	—	—	—	663
Other	—	—	(1,858)	—	—	—	(81)	(1,939)
Balance, September 30, 2026	$4,605	$1,095	$2,684,822	$(851,867)	$(711,367)	$(38,850)	$167,858	$1,256,296
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

BGC GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2026
(in thousands, except share and per share amounts)
(unaudited)

	BGC Group, Inc. Stockholders						Noncontrolling Interest in Subsidiaries	Total
	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
Balance, January 1, 2026	$4,449	$1,095	$2,532,497	$(614,526)	$(910,391)	$(40,641)	$172,859	$1,145,342
Consolidated net income (loss)	—	—	—	—	227,926	—	(5,615)	222,311
Other comprehensive income (loss), net of tax	—	—	—	—	—	1,791	695	2,486
Equity-based compensation, 15,581,462 shares	150	—	148,620	6	—	—	—	148,776
Dividends to common stockholders and participating RSU holders	—	—	—	—	(28,902)	—	—	(28,902)
Issuance of Class A common stock (net of costs), 84,218 shares	1	—	(696)	—	—	—	—	(695)
Repurchase of Class A common stock, 20,767,993 shares	—	—	—	(236,051)	—	—	—	(236,051)
Forfeiture of Class A common stock, 112,211 shares	—	—	854	(1,296)	—	—	—	(442)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,012	—	—	—	—	1,012
Issuance of Class A common stock and RSUs for acquisitions, 374,872 shares	4	—	3,899	—	—	—	—	3,903
Other	1	—	(1,364)	—	—	—	(81)	(1,444)
Balance, September 30, 2026	$4,605	$1,095	$2,684,822	$(851,867)	$(711,367)	$(38,850)	$167,858	$1,256,296

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Dividends declared per share of common stock	$0.02	$0.02	$0.06	$0.06
Dividends declared and paid per share of common stock	$0.02	$0.02	$0.06	$0.06

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

SEC Rules on Climate-Related Disclosures
In March 2024, the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would have required registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures would have included certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) were deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would have been required to disclose information about the offsets and RECs. Registrants would have also been required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would have been required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. In May 2026, the SEC issued a proposal for stakeholder comment to fully rescind its climate-related disclosure rules. The comment period closed on August 3, 2026. Absent these developments, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2025. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited Condensed Consolidated Financial Statements.
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

3.    Summary of Significant Accounting Policies
For a detailed discussion about the Company’s significant accounting policies, see Note 3—“Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 30, 2026, there were no significant changes made to the Company’s significant accounting policies.
4.    Acquisitions
There were no acquisitions completed by the Company during the nine months ended September 30, 2026. There was one acquisition completed by the Company during the nine months ended September 30, 2025.
AMCOM
On December 31, 2025, the Company completed the acquisition of AMCOM, which specializes in the trading of agricultural commodities associated with food and alternative fuel feedstocks.
Macro Hive
On October 1, 2025, the Company completed the acquisition of Macro Hive, a leading provider of global macro market analytics and strategy. During the three months ended September 30, 2026, the Company completed its measurement of the assets and liabilities assumed and finalized the purchase price allocation.
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
The Company did not recognize any acquisition-related costs that were expensed during the three months ended September 30, 2026 and 2025. The Company recognized $0.6 million and $0.4 million of acquisition-related costs that were expensed during the nine months ended September 30, 2026 and 2025, respectively. These costs are included in the Company’s unaudited Condensed Consolidated Statements of Operations within Professional and consulting fees.
The following unaudited pro forma summary of revenues and consolidated net income presents consolidated information of the Company as if the acquisition of OTC Global had occurred on January 1, 2025 (amounts in thousands). The unaudited pro forma results are not indicative of operations that would have been achieved, nor are they indicative of future results of operations. The unaudited pro forma results do not reflect any potential cost savings or other operational efficiencies that could result from the acquisition. However, the amounts have been calculated after applying the Company’s accounting policies and adjusting the results of OTC Global, which mainly consisted of removing approximately $1.0 million for the nine months ended September 30, 2025, which had been applied under the Private Company Council Accounting Alternative for Goodwill and pursuant to ASC 350, Intangibles — Goodwill and Other.

Pro Forma Consolidated Income Statement (in thousands):
(unaudited)
Nine Months Ended September 30, 2025
Pro forma revenues	$2,301,082
Pro forma consolidated net income	$145,410

Total Consideration Transferred
The total consideration for all acquisitions during the year ended December 31, 2025 was approximately $320.5 million, which included cash and restricted shares of BGC Class A common stock. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill totaling $115.3 million.
Except where otherwise noted, the results of operations of the Company’s acquisitions have been included in the Company’s unaudited Condensed Consolidated Financial Statements subsequent to their respective dates of acquisition. The Company has made preliminary allocations of the consideration to the assets acquired and liabilities assumed for AMCOM as of the acquisition date, and expects to finalize its analysis with respect to the acquisition within the first year after the completion of this transaction. Accordingly, adjustments to the preliminary allocations may occur.
5.     Divestitures
Fanatics Transaction
During the third quarter of 2026, pursuant to the Fanatics Transaction Agreement, the Company completed the sale of Water Street Labs, LLC, Water Street Labs Holdings, LLC, CX Clearinghouse L.P. and CX Clearinghouse Holdings, LLC to an affiliate of Fanatics. These entities are separate from FMX’s CFTC-registered designated contract market, which the Company continues to own and control.
The initial aggregate fair value of the consideration received was $39.6 million. The Company recognized an initial gain of $35.0 million, which is included in “Gains (losses) on divestitures and sale of investments” in the Company’s unaudited Condensed Consolidated Statements of Operations. The Fanatics Transaction Agreement includes the Revenue Share Arrangement, under which the Company is eligible to receive additional consideration. Amounts under the Revenue Share Arrangement are accounted for as contingent consideration related to the divestiture. Such amounts were excluded from the initial gain and will be recognized in income when realized or realizable. No amounts under the Revenue Share Arrangement were recognized in income for the three and nine months ended September 30, 2026.
Separate from the initial consideration and the Revenue Share Arrangement, the Fanatics Transaction Agreement also includes the Trade Data Revenue Component, under which Fanatics has agreed to provide certain trade data to the Company for distribution and monetization. The Company and Fanatics will share equally in revenues generated under the Trade Data Revenue Component. No revenue was recognized under the Trade Data Revenue Component for the three and nine months ended September 30, 2026.
kACE Transaction
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
During the nine months ended September 30, 2026, the Company recognized a $20.0 million gain from contingent consideration that was realized and earned in connection with the sale of kACE, which is included in “Gains (losses) on divestitures and sale of investments” in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company did not recognize any additional gain from contingent consideration during the three months ended September 30, 2026.
The Company had no gains or losses from divestitures or sale of investments during the nine months ended September 30, 2025.

6.    Earnings Per Share
Basic Earnings Per Share:
The following is the calculation of the Company’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$71,291	$27,882	$227,926	$140,591
Less: Dividends declared and allocation of undistributed earnings to participating securities	(2,580)	(1,114)	(8,977)	(5,892)
Net income (loss) attributable to common stockholders	$68,711	$26,768	$218,949	$134,699
Basic weighted-average shares of common stock outstanding	472,709	474,642	474,152	477,965
Basic earnings (loss) per share	$0.15	$0.06	$0.46	$0.28
Fully Diluted Earnings Per Share:
The following is the calculation of the Company’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fully diluted earnings (loss) per share:
Net income (loss) attributable to common stockholders	$68,711	$26,768	$218,949	$134,699
Add back: Allocations of undistributed earnings to participating securities	2,491	799	8,352	4,993
Less: Reallocation of undistributed earnings to participating securities	(2,473)	(793)	(8,285)	(4,945)
Net income (loss) for fully diluted shares	$68,729	$26,774	$219,016	$134,747
Weighted-average shares:
Common stock outstanding	472,709	474,642	474,152	477,965
Other[1]	3,625	3,838	4,010	4,897
Fully diluted weighted-average shares of common stock outstanding	476,334	478,480	478,162	482,862
Fully diluted earnings (loss) per share	$0.14	$0.06	$0.46	$0.28
____________________________
1Primarily consists of contracts to issue shares of BGC common stock.
For the three months ended September 30, 2026 and 2025, approximately 15.8 million and 15.7 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the nine months ended September 30, 2026 and 2025, 16.2 million and 15.8 million, respectively, of potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2026 included 15.7 million participating RSUs and 0.1 million participating restricted stock awards. Anti-dilutive securities for the nine months ended September 30, 2026 included 16.1 million participating RSUs and 0.1 million participating restricted stock awards. Anti-dilutive securities for the three months ended September 30, 2025 included 15.6 million participating RSUs and 0.1 million participating restricted stock awards. Anti-dilutive securities for the nine months ended September 30, 2025 included 15.6 million participating RSUs and 0.2 million participating restricted stock awards.
As of September 30, 2026 and 2025, approximately 63.5 million and 55.9 million, respectively, contingent shares of BGC Class A common stock, non-participating RSUs and non-participating restricted stock awards were excluded from the fully diluted EPS computations because the conditions for issuance had not been met by the end of the period.

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
7.    Stock Transactions
Class A Common Stock
Changes in shares of BGC Class A common stock outstanding for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares outstanding at beginning of period	363,233	366,193	363,175	374,297
Share issuances:
Contingent share obligations[1]	18	175	538	793
Vesting of RSUs	3,884	1,189	9,811	8,267
Acquisitions	—	53	375	694
Other issuances of BGC Class A common stock	1,519	2,566	5,319	6,906
Restricted stock forfeitures	—	—	(112)	(373)
Treasury stock repurchases[2]	(10,319)	(4,239)	(20,771)	(24,647)
Shares outstanding at end of period	358,335	365,937	358,335	365,937
____________________________
1Contingent share obligations include shares of BGC Class A common stock issued to terminated employees per their respective separation agreements. Included in contingent share obligations for the three months ended September 30, 2026 and 2025 are nil shares of BGC Class A common stock granted in connection with nil contingent share obligations and 0.2 million shares of BGC Class A common stock granted in connection with 0.2 million contingent share obligations, respectively. Included in contingent share obligations for the nine months ended September 30, 2026 and 2025 are 0.5 million shares of BGC Class A common stock granted in connection with 0.6 million contingent share obligations and 0.8 million shares of BGC Class A common stock granted in connection with 0.9 million contingent share obligations, respectively. Because contingent share obligations were included in the Company’s fully diluted share count, if dilutive, settlement of contingent share obligations in connection with the issuance of BGC Class A common stock did not impact the fully diluted number of shares outstanding.
2Treasury stock repurchases include shares withheld for taxes on restricted stock vesting. See “Share Repurchase Program.”
Class B Common Stock
The Company did not issue any shares of BGC Class B common stock during both the three and nine months ended September 30, 2026 and 2025. There were 109.5 million shares of BGC Class B common stock outstanding as of each of September 30, 2026 and 2025 and December 31, 2025.
Share Repurchase Program
The Company’s Board and Audit Committee have authorized repurchases of BGC Class A common stock or other equity interests in the Company’s subsidiaries. On July 1, 2023, the BGC Group Board and Audit Committee approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On October 30, 2024, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On November 5, 2025, the BGC Group Board and Audit Committee re-approved BGC Group’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of September 30, 2026, the Company had $153.3 million remaining from its Share Repurchase Authorization. From time to time, the Company may actively continue to repurchase shares.

The tables below represent the shares repurchased for cash or withheld to satisfy tax liabilities due upon the vesting of restricted stock. The share repurchases of BGC Class A common stock during the three and nine months ended September 30, 2026 were as follows (in thousands, except for weighted-average price data):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Approximate Dollar Value of Shares That Could Be Repurchased Under the Program at September 30, 2026
Repurchases[1]
January 1, 2026—March 31, 2026	246	$9.17
April 1, 2026—June 30, 2026	10,206	11.01
July 1, 2026—July 31, 2026	—	—
August 1, 2026—August 31, 2026	4,661	11.24
September 1, 2026—September 30, 2026	5,658	12.17
Total Repurchases	20,771	$11.36	$153,324
___________________________
1During the three months ended September 30, 2026, the Company repurchased 10.3 million shares of BGC Class A common stock for an aggregate price of $121.2 million, at a weighted-average price of $11.75 per share. During the nine months ended September 30, 2026, the Company repurchased 20.8 million shares of BGC Class A common stock for an aggregate price of $235.9 million, at a weighted-average price of $11.36 per share.
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
____________________________
1During the three months ended September 30, 2025, the Company repurchased 4.2 million shares of BGC Class A common stock for an aggregate price of $41.9 million at a weighted-average price of $9.88 per share. During the nine months ended September 30, 2025, the Company repurchased 24.6 million shares of BGC Class A common stock for an aggregate price of $230.3 million at a weighted-average price of $9.34 per share. These repurchases include 1.8 million restricted shares vested but withheld described in the following footnote.
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
3See “—Transactions with Other Related Parties” in Note 13—“Related Party Transactions” for further information.

8.    Financial Instruments Owned, at Fair Value
Financial instruments owned, at fair value primarily consist of U.S. Treasury bills held for liquidity purposes. Total Financial instruments owned, at fair value were $95.3 million and $127.6 million as of September 30, 2026 and December 31, 2025, respectively. For additional information, see Note 12—“Fair Value of Financial Assets and Liabilities.”
These instruments are measured at fair value, with any changes in fair value recognized in earnings in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized unrealized net gains of $0.1 million and unrealized net losses of $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and unrealized net gains of $0.1 million for both the nine months ended September 30, 2026 and 2025 related to the mark-to-market adjustments on such instruments.
9.    Collateralized Transactions
Repurchase Agreements
Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions, recorded at the contractual amount for which the securities will be repurchased, including accrued interest, and recorded as “Repurchase Agreements” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of both September 30, 2026 and December 31, 2025, the Company had no Repurchase Agreements.
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
As of both September 30, 2026 and December 31, 2025, the Company had no Reverse Repurchase Agreements.

10.    Receivables from and Payables to Broker-Dealers, Clearing Organizations, Customers and Related Broker-Dealers
Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers primarily represent amounts due for undelivered securities, cash held at clearing organizations and exchanges to facilitate settlement and clearance of matched principal transactions, spreads on matched principal transactions that have not yet been remitted from/to clearing organizations and exchanges and amounts related to open derivative contracts (see Note 11—“Derivatives”). As of September 30, 2026 and December 31, 2025, Receivables from and payables to broker-dealers, clearing organizations, customers and related broker-dealers consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Receivables from broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to deliver	$1,400,261	$284,804
Receivables from clearing organizations	222,396	151,212
Other receivables from broker-dealers and customers	51,112	29,591
Net pending trades	8,660	—
Open derivative contracts	4,010	2,428
Total	$1,686,439	$468,035
Payables to broker-dealers, clearing organizations, customers and related broker-dealers[1]:
Contract values of fails to receive	$1,342,532	$275,290
Payables to clearing organizations	126,623	10,237
Other payables to broker-dealers and customers	24,731	18,114
Net pending trades	—	1,115
Open derivative contracts	2,803	1,608
Total	$1,496,689	$306,364
____________________________
1Includes receivables and payables with Cantor. See Note 13—“Related Party Transactions” for additional information.
Substantially all open fails to deliver, open fails to receive and pending trade transactions as of September 30, 2026 have subsequently settled at the contracted amounts.
11.    Derivatives
In the normal course of operations, the Company enters into derivative contracts to facilitate client transactions, hedge principal positions and facilitate hedging activities of affiliated companies. These derivative contracts primarily consist of FX swaps, FX/commodities options, futures, forwards and interest rate swaps.
The fair value of derivative contracts, presented in accordance with the Company’s netting policy, is set forth below (in thousands):

	September 30, 2026			December 31, 2025
Derivative contract	Assets	Liabilities	Notional Amounts[1]	Assets	Liabilities	Notional Amounts[1]
FX swaps	$1,643	$1,520	$1,395,322	$1,773	$1,022	$748,874
Interest rate swaps	1,472	—	70,644,990	—	—	—
Forwards	895	772	750,762	655	384	249,973
Futures	—	511	1,761,998	—	202	7,860,240
Total	$4,010	$2,803	$74,553,072	$2,428	$1,608	$8,859,087
____________________________
1Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of the Company’s derivative activity, and do not represent anticipated losses.
Certain of the Company’s FX swaps are with Cantor. See Note 13—“Related Party Transactions” for additional information related to these transactions.

The replacement costs of contracts in a gain position were $4.0 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively.
The following tables present information about the offsetting of derivative instruments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$2,241	$(598)	$1,643
Interest rate swaps	23,960	(22,488)	1,472
Forwards	1,074	(179)	895
Futures	162,819	(162,819)	—
Total derivative assets	$190,094	$(186,084)	$4,010
Liabilities
FX swaps	$2,118	$(598)	$1,520
Forwards	951	(179)	772
Futures	163,330	(162,819)	511
Interest rate swaps	22,488	(22,488)	—
Total derivative liabilities	$188,887	$(186,084)	$2,803

	December 31, 2025
	Gross Amounts	Gross Amounts Offset	Net Amounts Presented in the Statements of Financial Condition
Assets
FX swaps	$2,424	$(651)	$1,773
Forwards	929	(274)	655
Futures	44,469	(44,469)	—
Total derivative assets	$47,822	$(45,394)	$2,428
Liabilities
FX swaps	$1,673	$(651)	$1,022
Forwards	658	(274)	384
Futures	44,671	(44,469)	202
Total derivative liabilities	$47,002	$(45,394)	$1,608
There were no additional balances in gross amounts not offset as of either September 30, 2026 or December 31, 2025.
The change in fair value of derivative contracts is reported as part of “Principal transactions” in the Company’s unaudited Condensed Consolidated Statements of Operations.

The table below summarizes gains and (losses) on derivative contracts for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative contract	2026	2025	2026	2025
Interest rate swaps	$3,614	$3,030	$14,956	$8,406
Futures	2,410	2,779	6,118	12,710
FX swaps	895	694	2,181	2,723
FX/commodities options	24	89	112	324
Gains, net	$6,943	$6,592	$23,367	$24,163
12.    Fair Value of Financial Assets and Liabilities
Fair Value Measurements on a Recurring Basis
The following tables set forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	Assets at Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$66,769	$—	$—	$—	$66,769
Financial instruments owned, at fair value—Foreign government debt	—	27,553	—	—	27,553
Financial instruments owned, at fair value—Equities	966	—	—	—	966
FX swaps	—	2,241	—	(598)	1,643
Interest rate swaps	—	23,960	—	(22,488)	1,472
Forwards	—	1,074	—	(179)	895
Futures	162,819	—	—	(162,819)	—
Total	$230,554	$54,828	$—	$(186,084)	$99,298

	Liabilities at Fair Value at September 30, 2026
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$2,118	$—	$(598)	$1,520
Forwards	—	951	—	(179)	772
Futures	163,330	—	—	(162,819)	511
Interest rate swaps	—	22,488	—	(22,488)	—
Contingent consideration	—	—	19,091	—	19,091
Total	$163,330	$25,557	$19,091	$(186,084)	$21,894

	Assets at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
Financial instruments owned, at fair value—Domestic government debt	$97,546	$—	$—	$—	$97,546
Financial instruments owned, at fair value—Foreign government debt	—	29,054	—	—	29,054
Financial instruments owned, at fair value—Equities	955	—	—	—	955
Financial instruments owned, at fair value—Corporate bonds	—	59	—	—	59
FX swaps	—	2,424	—	(651)	1,773
Forwards	—	929	—	(274)	655
Futures	44,469	—	—	(44,469)	—
Total	$142,970	$32,466	$—	$(45,394)	$130,042

	Liabilities at Fair Value at December 31, 2025
	Level 1	Level 2	Level 3	Netting and Collateral	Total
FX swaps	$—	$1,673	$—	$(651)	$1,022
Forwards	—	658	—	(274)	384
Futures	44,671	—	—	(44,469)	202
Contingent consideration	—	—	22,662	—	22,662
Total	$44,671	$2,331	$22,662	$(45,394)	$24,270
Level 3 Financial Liabilities
Changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended September 30, 2026 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at July 1, 2026	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at September 30, 2026	Net (income) loss on Level 3 Assets/Liabilities Outstanding at September 30, 2026	Other comprehensive income (loss) on Level 3 Assets/Liabilities Outstanding at September 30, 2026
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$18,874	$217	$—	$19,091	$217	$—
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
Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2026 were as follows (in thousands):

					Unrealized gains (losses) for the period included in:
	Opening Balance at January 1, 2026	Total realized and unrealized (gains) losses included in Net income (loss)¹	Sales/ Settlements	Closing Balance at September 30, 2026	Net income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2026	Other comprehensive income (loss) on Level 3 Assets / Liabilities Outstanding at September 30, 2026
Liabilities
Accounts payable, accrued and other liabilities:
Contingent consideration	$22,662	$1,846	$(5,417)	$19,091	$1,880	$—
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

Quantitative Information About Level 3 Fair Value Measurements on a Recurring Basis
The following tables present quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurement of Level 3 liabilities measured at fair value on a recurring basis (dollar amounts in thousands):

	Fair Value as of September 30, 2026
	Assets	Liabilities	Valuation Technique	Unobservable Inputs	Range	Weighted Average
				Discount rate[1]	7.5%-7.5%	7.5%

Contingent consideration	$—	$19,091	Present value of expected payments	Probability of meeting earnout and contingencies	80%-100%	91.0%[2]
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
Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of the Company’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2026 and December 31, 2025, the present value of expected payments related to the Company’s contingent consideration was $19.1 million and $22.7 million, respectively. The undiscounted value of the payments, assuming that all contingencies are met, would be $22.3 million and $27.1 million as of September 30, 2026 and December 31, 2025, respectively.
Fair Value Measurements on a Non-Recurring Basis
Pursuant to the recognition and measurement guidance for equity investments, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. The Company applied the measurement alternative to equity securities with fair values of approximately $177.2 million and $164.9 million, which were included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

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
For the three months ended September 30, 2026 and 2025, Cantor’s share of the net profit in Tower Bridge was $0.9 million and $0.6 million, respectively. For the nine months ended September 30, 2026 and 2025, Cantor’s share of the net profit (loss) in Tower Bridge was $2.6 million and $2.2 million, respectively. This net profit or loss is included as part of “Net income (loss) attributable to noncontrolling interest in subsidiaries” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
For the three months ended September 30, 2026 and 2025, the Company recognized related party revenues of $5.2 million and $4.5 million, respectively, for the services provided to Cantor. For the nine months ended September 30, 2026 and 2025, the Company recognized related party revenues of $15.0 million and $14.1 million, respectively, for the services provided to Cantor. These revenues are included as part of “Fees from related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations.
In the U.S., Cantor and its affiliates provide the Company with administrative services and other support for which Cantor charges the Company based on the cost of providing such services. In connection with the services Cantor provides, the Company and Cantor entered into an administrative services agreement whereby certain employees of Cantor are deemed leased employees of the Company.
For the three months ended September 30, 2026 and 2025, the Company was charged $34.7 million and $35.3 million, respectively, for the services provided by Cantor and its affiliates, of which $24.9 million and $26.0 million, respectively, were to cover compensation to leased employees for these periods. For the nine months ended September 30, 2026 and 2025, the Company was charged $106.0 million and $107.0 million, respectively, for the services provided by Cantor and its affiliates, of which $78.4 million and $78.9 million, respectively, were to cover compensation to leased employees for these periods. The fees charged by Cantor for administrative and support services, other than those to cover the compensation costs of leased employees, are included as part of “Fees to related parties” in the Company’s unaudited Condensed Consolidated Statements of Operations. The fees charged by Cantor to cover the compensation costs of leased employees are included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
During the three months ended September 30, 2026 and 2025, the Company was charged $1.0 million and $0.8 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the nine months ended September 30, 2026 and 2025, the Company was charged $3.0 million and $3.1 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from the Company as collateral as of September 30, 2026 and December 31, 2025 at a fair value of $37.9 million and $67.6 million, respectively.
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

Purchase of Futures Exchange Group
On June 7, 2021, our Board and Audit Committee approved entry into agreements between certain affiliates of BGC and Cantor for the sale to BGC of Cantor’s futures exchange and related clearinghouse (the “Futures Transaction”). On June 21, 2021, BGC entered into a Purchase Agreement (the “Futures Purchase Agreement”) with Cantor, providing that at closing BGC will purchase the direct and indirect equity of each of (i) CFLP CX Futures Exchange Holdings, LLC, (ii) CFLP CX Futures Exchange Holdings, L.P., (iii) CX Futures Exchange Holdings, LLC, (iv) CX Clearinghouse Holdings, LLC, (v) CX Clearinghouse, L.P. and (vi) CX Futures Exchange, L.P. (collectively, the “Futures Exchange Group”), for a purchase price of (a) approximately $4.9 million at closing, plus the cash held at closing by the Futures Exchange Group, and (b) a post-closing profit share payment (the “Profit Share Payment”), only payable out of BGC’s portion of the profits of the Futures Exchange Group, capped at approximately $37.5 million (the amount Cantor contributed to the Futures Exchange Group prior to closing). The Futures Transaction closed on July 30, 2021. As of September 30, 2026, no Profit Share Payments had been made to Cantor.
As part of the purchase of the Futures Exchange Group, Cantor has agreed to indemnify the Company for certain expenses arising at the Futures Exchange Group up to a maximum of $1.0 million. As of both December 31, 2025 and September 30, 2026, the Company had recorded assets of $1.0 million in the Company’s unaudited Condensed Consolidated Statements of Financial Condition for this indemnity.
On May 8, 2026, the Company and Cantor entered into an amendment (the “Futures Purchase Agreement Amendment No. 1”) to the Futures Purchase Agreement that would permit the Company to retain the obligation to pay the Profit Share Payment and bifurcate the Profit Share Payment calculation in the event it transfers or conveys any of its ownership interests in the Futures Exchange Group to a buyer. The Futures Purchase Agreement Amendment No. 1 was approved by our Audit Committee.
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
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, there were $20.0 million of borrowings by the Company outstanding under the BGC Credit Agreement. On January 9, 2026, the Company repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. As of September 30, 2026, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The average interest rate on borrowings under this facility was 5.36% and 5.45% for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended September 30, 2026. The Company recorded nil interest expense related to the BGC Credit Agreement for the nine months ended September 30, 2026. The Company did not record any interest expense related to the BGC Credit Agreement for both the three and nine months ended September 30, 2025.
On April 4, 2025, Cantor borrowed $120.0 million from the Company under the BGC Credit Agreement. Cantor partially repaid the Company $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to the Company the outstanding principal of $77.0 million borrowed from the Company under the BGC Credit Agreement plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% for the year ended December 31, 2025. As of both September 30, 2026 and December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. The Company did not record any interest income related to the BGC Credit Agreement for both the three and nine months ended September 30, 2026. The Company did not record any interest income related to the BGC Credit Agreement for the three months ended September 30, 2025. The Company recorded $1.5 million of interest income related to the BGC Credit Agreement for the nine months ended September 30, 2025.
Other Agreements with Cantor
The Company is authorized to enter into short-term arrangements with Cantor to cover any delivery failures in connection with U.S. Treasury securities transactions and to share equally in any net income resulting from such transactions, as well as any similar clearing and settlement issues. As of both September 30, 2026 and December 31, 2025, there were no Repurchase Agreements between the Company and Cantor.
As part of the Company’s cash management process, the Company may enter into tri-party Reverse Repurchase Agreements and other short-term investments, some of which may be with Cantor. As of both September 30, 2026 and December 31, 2025, there were no Reverse Repurchase Agreements between the Company and Cantor.
To more effectively manage the Company’s exposure to changes in FX rates, the Company and Cantor have agreed to jointly manage the exposure. As a result, the Company is authorized to divide the quarterly allocation of any profit or loss relating to FX currency hedging between the Company and Cantor. The amount allocated to each party is based on the total net exposure for the Company and Cantor. The ratio of gross exposures of the Company and Cantor is utilized to determine the shares of profit or loss allocated to each for the period. During the three months ended September 30, 2026 and 2025, the Company recognized its share of FX gains of $0.6 million and FX losses of $0.1 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized its share of FX losses of $2.1 million and $3.0 million, respectively. These gains and losses are included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Pursuant to the separation agreement relating to the Company’s acquisition of certain BGC businesses from Cantor in 2008, Cantor has the right, subject to certain conditions, to be the Company’s customer and to pay the lowest commissions paid by any other customer, whether by volume, dollar or other applicable measure. In addition, Cantor has an unlimited right to internally use the Company’s market data without any cost but Cantor does not have the right to furnish such data to any third party. Any future related party transactions or arrangements between the Company and Cantor are subject to prior approval by the Audit Committee. During both the three months ended September 30, 2026 and 2025, the Company recorded revenues from Cantor entities of $0.1 million related to commissions paid to the Company by Cantor. During both the nine months ended September 30, 2026 and 2025, the Company recorded revenues from Cantor entities of $0.3 million related to commissions paid to the Company by Cantor. These revenues are included as part of “Commissions” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
As of September 30, 2026, Cantor and CFGM did not own any shares of BGC Class A common stock. As of September 30, 2026, Cantor and CFGM owned 102.3 million and 3.0 million shares of BGC Class B common stock, respectively.
Receivables from and Payables to Related Broker-Dealers
Amounts due to or from Cantor and Freedom, one of the Company’s equity method investments, are for transactional revenues under a technology and services agreement with Freedom, as well as for open derivative contracts. These are included as part of “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” or “Payables to broker-dealers, clearing organizations, customers and related broker-dealers” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. As of September 30, 2026 and December 31, 2025, the Company had receivables from Freedom of $1.5 million and $1.4 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had $1.6 million and $1.8 million, respectively, in receivables from Cantor related to open derivative contracts. As of September 30, 2026 and December 31, 2025, the Company had $1.4 million and $0.8 million, respectively, in payables to Cantor related to open derivative contracts. As of both September 30, 2026 and December 31, 2025, the Company had no receivables from or payables to Cantor related to fails and pending trades.
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
As of September 30, 2026 and December 31, 2025, the aggregate balance of employee loans, net, was $505.6 million and $436.1 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2026 and 2025 was $22.6 million and $24.9 million, respectively. Compensation expense for the above-mentioned employee loans for the nine months ended September 30, 2026 and 2025 was $67.9 million and $61.1 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in the Company’s unaudited Condensed Consolidated Statements of Operations.

Interest income on the above-mentioned employee loans for the three months ended September 30, 2026 and 2025 was $3.6 million and $4.5 million, respectively. Interest income on the above-mentioned employee loans for the nine months ended September 30, 2026 and 2025 was $10.3 million and $12.5 million, respectively. The interest income related to these employee loans is included as part of “Interest and dividend income” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
On October 3, 2014, management was granted approval by the Board and Audit Committee to enter into stock loan transactions with CF&Co utilizing equities securities. Such stock loan transactions will bear market terms and rates. As of both September 30, 2026 and December 31, 2025, the Company did not have any securities loaned transactions with CF&Co.
On June 11, 2020, BGC Partners’ Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities, and on July 1, 2023, BGC Group’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of Company Debt Securities. Repurchases of Company Debt Securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption. Under the authorization, the Company may make repurchases of Company Debt Securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company Debt Securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time, and such repurchases shall be subject to brokerage commissions which are no higher than standard market commission rates. On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. As of September 30, 2026, the Company had $49.5 million remaining under its debt repurchase authorization. For additional information, see Note 17—“Notes Payable and Other Borrowings.”
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
Transactions with Executive Officers and Directors
On August 28, 2026, Mr. JP Aubin, one of the Company’s Co-CEOs, sold 373,191 shares of BGC Class A common stock to the Company in a transaction exempt from the short-swing profits liability provisions of Section 16(b) of the Exchange Act, referred to here as an “exempt transaction,” pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $12.12 was the closing price of a share of BGC Class A common stock on August 28, 2026. The transaction was approved by the Audit Committee and Compensation Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On January 22, 2026, Mr. Sean Windeatt, one of the Company’s Co-CEOs and its Chief Operating Officer, sold 246,360 shares of BGC Class A common stock to the Company in an exempt transaction pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.17 was the closing price of a share of BGC Class A common stock on January 22, 2026. The transaction was approved by the Audit Committee and Compensation Committee and was made pursuant to the Company’s Share Repurchase Authorization.
On October 3, 2025, Mr. Stephen Merkel, the Company’s Chairman and General Counsel, sold 16,511 shares of BGC Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $9.21 was the closing price of a share of BGC Class A common stock on October 3, 2025. The transaction was approved by the Audit and Compensation Committees and was made pursuant to the Company’s Share Repurchase Authorization.
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
Cantor Referral Fee
On September 28, 2026, the Audit Committee approved the receipt of a referral fee of $0.3 million paid to the Company by an affiliate of Cantor in connection with the introduction of a third party client to Cantor’s capital markets team.
Transactions with the Relief Fund
During the year ended December 31, 2015, the Company committed to make charitable contributions to the Cantor Fitzgerald Relief Fund in the amount of $40.0 million. The Company had fully paid the $40.0 million commitment by the third quarter of 2022.
As of September 30, 2026 and December 31, 2025, the Company had a liability to the Cantor Fitzgerald Relief Fund and The Cantor Foundation (UK) for $14.5 million and $17.3 million, respectively, which included $14.5 million and $11.5 million of additional expense taken in September 2026 and 2025, respectively, above the original $40.0 million commitment. The liability is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition. During 2025, the Company paid the Cantor Relief Fund and The Cantor Foundation (U.K.) $5.2 million and $4.6 million, respectively. During the nine months ended September 30, 2026, the Company paid $14.2 million to the Cantor Relief Fund.
Other Transactions
In December 2025, the Company agreed to pay Cantor $0.9 million in connection with a rent rebate related to Cantor’s exit from a shared office lease.
The Company periodically acts as an intermediary to administer payments on behalf of related parties.

14.    Investments
Equity Method Investments and Investments Carried Under the Measurement Alternative

(dollar amounts in thousands)	Percent Ownership[1]	September 30, 2026	December 31, 2025
Advanced Markets Holdings	25%	$6,988	$2,978
China Credit BGC Money Broking Company Limited	33%	22,730	23,031
Freedom International Brokerage	45%	9,020	9,683
Other		1,225	1,042
Equity method investments		$39,963	$36,734
Investments carried under measurement alternative		24,655	1,031
Total equity method and investments carried under measurement alternative		$64,618	$37,765
_______________________________________
1Represents the Company’s voting interest in the equity method investment as of both September 30, 2026 and December 31, 2025.
The carrying value of the Company’s equity method investments was $40.0 million as of September 30, 2026 and $36.7 million as of December 31, 2025, and is included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
The Company recognized gains of $2.5 million and $2.3 million related to its equity method investments for the three months ended September 30, 2026 and 2025, respectively. The Company recognized gains of $12.8 million and $7.0 million related to its equity method investments for the nine months ended September 30, 2026 and 2025, respectively. The Company’s share of the net gains or losses is reflected in “Gains (losses) on equity method investments” in the Company’s unaudited Condensed Consolidated Statements of Operations.
For both the three and nine months ended September 30, 2026 and 2025, the Company did not recognize impairment charges of existing equity method investments. The Company did not sell any equity method investments during both the three and nine months ended September 30, 2026 and 2025.
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
The carrying value of these investments as of September 30, 2026 and December 31, 2025 was $24.7 million and $1.0 million, respectively, and they are included in “Investments” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The Company did not recognize any gains or losses relating to investments carried under the measurement alternative for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company recognized gains of $2.7 million relating to investments carried under the measurement alternative. The gains are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations. The Company did not recognize any impairments for the three and nine months ended September 30, 2026. The Company did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for both the three and nine months ended September 30, 2025.
In addition, as of September 30, 2026 and December 31, 2025, the Company owned equity interests, which are included in “Other assets” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. These equity investments are accounted for using the measurement alternative in accordance with the guidance on recognition and measurement. These investments, which do not have a readily determinable fair value, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. The Company recorded $10.1 million of unrealized gains and $0.1 million of unrealized losses to reflect observable transactions for these shares during the three months ended September 30, 2026 and 2025, respectively. The Company recorded $10.7 million and $0.6 million of unrealized gains to reflect observable transactions for these shares during the nine months ended September 30, 2026 and 2025, respectively. The unrealized gains and losses are reflected in “Other income (loss)” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
The following table sets forth the Company’s investment in its unconsolidated VIE and the maximum exposure to loss (in thousands):

	September 30, 2026		December 31, 2025
	Investment	Maximum Exposure to Loss	Investment	Maximum Exposure to Loss
Variable interest entity	$1,225	$1,225	$1,041	$1,041
15.    Fixed Assets, Net
Fixed assets, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Computer and communications equipment	$139,044	$126,476
Software, including software development costs	415,253	416,516
Leasehold improvements and other fixed assets	154,716	125,225
	709,013	668,217
Less: accumulated depreciation and amortization	(523,235)	(486,137)
Fixed assets, net	$185,778	$182,080
Depreciation expense was $6.7 million and $6.3 million for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense was $19.0 million and $17.8 million for the nine months ended September 30, 2026 and 2025, respectively. Depreciation is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company had approximately $6.0 million of asset retirement obligations related to certain of its leasehold improvements for both September 30, 2026 and December 31, 2025, respectively. The associated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The liability is discounted and accretion expense is recognized using the credit adjusted risk-free interest rate in effect when the liability was initially recognized.
For the three months ended September 30, 2026 and 2025, software development costs totaling $11.7 million and $13.7 million, respectively, were capitalized. For the nine months ended September 30, 2026 and 2025, software development costs totaling $29.8 million and $32.1 million, respectively, were capitalized. Amortization of software development costs totaled $9.1 million and $10.8 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of software development costs totaled $28.2 million and $32.1 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization of software development costs is included as part of “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.
Impairment charges of $22.6 million and $0.1 million were recorded for the three months ended September 30, 2026 and 2025, respectively. The impairment charge for the three months ended September 30, 2026 primarily related to certain capitalized software assets. During the third quarter of 2026, following a change in the Company’s plans for the underlying software, management determined that completion and deployment of the software were no longer probable. Accordingly, the Company wrote off the entire remaining carrying amount of the impaired capitalized software assets.
Impairment charges of $23.8 million and $1.7 million were recorded for the nine months ended September 30, 2026 and 2025, respectively. The remaining impairment charges for the nine months ended September 30, 2026 primarily related to other capitalized software projects and fixed assets no longer in service. Impairment charges related to capitalized software and fixed assets are reflected in “Occupancy and equipment” in the Company’s unaudited Condensed Consolidated Statements of Operations.

16.    Goodwill and Other Intangible Assets, Net
The changes in the carrying amount of goodwill were as follows (in thousands):

Goodwill
Balance at December 31, 2025	$648,616
Measurement period adjustments	(2,184)
Cumulative translation adjustment	281
Balance at September 30, 2026	$646,713
For additional information on Goodwill, see Note 4—“Acquisitions.”
Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets.
Other intangible assets consisted of the following (in thousands, except weighted-average remaining life):

	September 30, 2026
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$399,205	$159,955	$239,250	10.7
Technology	86,417	33,275	53,142	8.5
Noncompete agreements	20,893	20,775	118	1.0
Patents	10,951	9,530	1,421	2.5
All other	36,799	12,428	24,371	10.1
Total definite life intangible assets	554,265	235,963	318,302
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,682	—	2,682	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,706	—	82,706
Total	$636,971	$235,963	$401,008

	December 31, 2025
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life (Years)
Definite life intangible assets:
Customer-related	$399,885	$140,218	$259,667	11.3
Technology	86,097	28,655	57,442	9.3
Noncompete agreements	21,816	21,507	309	1.4
Patents	13,160	11,607	1,553	2.6
All other	32,938	6,657	26,281	10.7
Total definite life intangible assets	553,896	208,644	345,252
Indefinite life intangible assets:
Trade names	79,570	—	79,570	N/A
Licenses	2,674	—	2,674	N/A
Domain name	454	—	454	N/A
Total indefinite life intangible assets	82,698	—	82,698
Total	$636,594	$208,644	$427,950

Intangible amortization expense was $9.9 million and $10.3 million for the three months ended September 30, 2026 and 2025, respectively. Intangible amortization expense was $29.9 million and $25.6 million for the nine months ended September 30, 2026 and 2025, respectively. Intangible amortization is included as part of “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no impairment charges for the Company’s definite and indefinite life intangibles for both the three and nine months ended September 30, 2026 and 2025.
The estimated future amortization expense of definite life intangible assets as of September 30, 2026 is as follows (in millions):

2026 (excluding the nine months ended September 30, 2026)	$9.6
2027	35.3
2028	34.4
2029	31.2
2030	30.2
2031 and thereafter	177.6
Total	$318.3
17.    Notes Payable and Other Borrowings
Notes payable and other borrowings consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Unsecured senior revolving credit agreement	$234,785	$237,686
BGC Group 8.000% Senior Notes due May 25, 2028	345,963	345,387
BGC Partners 8.000% Senior Notes due May 25, 2028	2,265	2,262
BGC Group 6.600% Senior Notes due June 10, 2029	497,299	496,548
BGC Group 6.150% Senior Notes due April 2, 2030	694,911	693,822
Total Notes payable and other borrowings[1,2]	$1,775,223	$1,775,705
__________________________
1The Company was in compliance with all debt covenants, as applicable, as of both September 30, 2026 and December 31, 2025.
2Presented net of deferred financing costs, which are recorded in the Company’s unaudited Condensed Consolidated Statements of Financial Condition as a direct reduction of the Notes payable and other borrowings. As of September 30, 2026 and December 31, 2025, total deferred financing costs were $14.3 million and $13.8 million, respectively.

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
Unsecured Senior Revolving Credit Agreement
On November 28, 2018, BGC Partners entered into the Revolving Credit Agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which replaced the previously existing committed unsecured senior revolving credit agreement. The maturity date of the Revolving Credit Agreement was November 28, 2020, and the maximum revolving loan balance was $350.0 million. Borrowings under this Revolving Credit Agreement bore interest at either LIBOR or a defined base rate plus additional margin. On December 11, 2019, BGC Partners entered into an amendment to the Revolving Credit Agreement. Pursuant to the amendment, the maturity date was extended to February 26, 2021. On February 26, 2020, BGC Partners entered into a second amendment to the Revolving Credit Agreement, pursuant to which, the maturity date was extended by two years to February 26, 2023. There was no change to the interest rate or the maximum revolving loan balance. On March 10, 2022, BGC Partners entered into an amendment and restatement of the senior unsecured revolving credit agreement, pursuant to which the maturity date was extended to March 10, 2025, the size of the credit facility was increased to $375.0 million, and borrowings under this agreement bear interest based on either SOFR or a defined base rate plus additional margin. On October 6, 2023, the Revolving Credit Agreement was amended to exclude the BGC Partners Notes from the restrictive covenant in the Revolving Credit Agreement limiting the indebtedness of subsidiaries, and BGC Group assumed all of the rights and obligations of BGC Partners under the Revolving Credit Agreement and has become the borrower thereunder. On April 26, 2024, the Company amended and restated the Revolving Credit Agreement to, among other things, extend the maturity date to April 26, 2027, and provide the Company with the right to increase the size of the facility to $475.0 million, subject to certain conditions being met. On December 6, 2024, the Company amended the Revolving Credit Agreement to increase the size of the credit facility to $700.0 million. On May 15, 2026, the Company again amended and restated the amended and restated Revolving Credit Agreement, as theretofore amended, to, among other things, extend the maturity date to May 15, 2030, and provide the Company with the right to increase the size of the credit facility to $900.0 million, subject to certain conditions being met. The borrowing rates and financial covenants under the Revolving Credit Agreement as amended and restated on May 15, 2026 are substantially unchanged.

As of September 30, 2026, there were $234.8 million of borrowings outstanding, net of deferred financing costs of $5.2 million under the Revolving Credit Agreement. As of December 31, 2025, there were $237.6 million of borrowings outstanding, net of deferred financing costs of $2.4 million under the Revolving Credit Agreement. On May 5, 2026, the Company repaid $25.0 million of the $240.0 million of borrowings outstanding under the Revolving Credit Agreement. On May 14, 2026, the Company borrowed $25.0 million under the Revolving Credit Agreement, and on June 5, 2026, the Company borrowed $50.0 million under the Revolving Credit Agreement. On June 30, 2026, the Company repaid $50.0 million of the $290.0 million of borrowings outstanding under the Revolving Credit Agreement. The average interest rate on the outstanding borrowings for the three and nine months ended September 30, 2026 was 5.58% and 5.53%, respectively. The average interest rate on the outstanding borrowings for the three and nine months ended September 30, 2025 was 6.20% and 6.17%, respectively. BGC Group recorded $4.1 million and $2.2 million of interest expense related to the Revolving Credit Agreement for the three months ended September 30, 2026 and 2025, respectively. BGC Group recorded interest expense related to the Revolving Credit Agreement of $12.3 million and $8.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Senior Notes
The BGC Group Notes and BGC Partners Notes are recorded at amortized cost. The carrying amounts and estimated fair values of the BGC Group Notes and BGC Partners Notes were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
BGC Group 8.000% Senior Notes due May 25, 2028	$345,963	$358,048	$345,387	$371,490
BGC Partners 8.000% Senior Notes due May 25, 2028	2,265	2,344	2,262	2,432
BGC Group 6.600% Senior Notes due June 10, 2029	497,299	503,899	496,548	522,825
BGC Group 6.150% Senior Notes due April 2, 2030	694,911	694,957	693,822	726,721
Total	$1,540,438	$1,559,248	$1,538,019	$1,623,468
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

On December 15, 2025, BGC Group repaid the principal plus accrued interest on the BGC Group 4.375% Senior Notes. BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million and $10.0 million for the three and nine months ended September 30, 2025, respectively.
On December 15, 2025, BGC Partners repaid the principal plus accrued interest on the BGC Partners 4.375% Senior Notes. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.
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
The carrying value of the BGC Group 8.000% Senior Notes was $346.0 million as of September 30, 2026. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended September 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $21.4 million for both the nine months ended September 30, 2026 and 2025.
On August 21, 2024, the Company repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The carrying value of the BGC Partners 8.000% Senior Notes was $2.3 million as of September 30, 2026. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil for both the three months ended September 30, 2026 and 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for both the nine months ended September 30, 2026 and 2025.

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
The carrying value of the BGC Group 6.600% Senior Notes was $497.3 million as of September 30, 2026. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for both the three months ended September 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $25.5 million for both the nine months ended September 30, 2026 and 2025.
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
The carrying value of the BGC Group 6.150% Senior Notes was $694.9 million as of September 30, 2026. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $11.1 million for both the three months ended September 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $33.4 million and $22.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Short-Term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.7 million (BRL 50.0 million). On May 22, 2023, the agreement was renegotiated, increasing the credit line to $13.5 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is January 19, 2027. The agreement bears a fee of 1.32% per year. As of both September 30, 2026 and December 31, 2025 there were no borrowings outstanding under this agreement. BGC Partners recorded bank fees related to the agreement of nil and $0.1 million for the three and nine months ended September 30, 2026, respectively. BGC Partners recorded bank fees related to the agreement of nil and $0.1 million for the three and nine months ended September 30, 2025, respectively.

BGC Credit Agreement with Cantor
On November 12, 2025, the Company borrowed $20.0 million from Cantor under the BGC Credit Agreement. As of December 31, 2025, the Company had $20.0 million outstanding under the BGC Credit Agreement. On January 9, 2026, the Company repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. As of September 30, 2026, there were no borrowings by the Company outstanding under the BGC Credit Agreement. The Company did not record any interest expense related to the BGC Credit Agreement for the three months ended September 30, 2026. The Company recorded nil interest expense related to the BGC Credit Agreement for the nine months ended September 30, 2026. The Company did not record any interest expense related to the BGC Credit Agreement for both the three and nine months ended September 30, 2025. See Note 13—“Related Party Transactions” for additional information related to these transactions.
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
On November 10, 2025, the Company filed a resale registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of the BGC Group 4.375% Senior Notes, BGC Group 8.000% Senior Notes, BGC Group 6.600% Senior Notes, and BGC Group 6.150% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at the time of resale or at related or negotiated prices. Neither CF&Co, nor any of the Company’s other affiliates, has any obligation to make a market in the Company’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.
18.    Compensation
The Compensation Committee may grant various equity-based awards pursuant to the BGC Group Equity Plan, including RSUs, restricted stock, stock options and shares of BGC Class A common stock. Upon vesting of RSUs, issuance of restricted stock and exercise of stock options, the Company generally issues new shares of BGC Class A common stock.
The BGC Group Equity Plan provides for a maximum of 600.0 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the plan. As of September 30, 2026, the limit on the aggregate number of shares authorized to be delivered allowed for the grant of future awards relating to 380.5 million shares.
The Company incurred compensation expense related to Class A common stock and RSUs held by BGC employees, and grants of exchangeability to Newmark Holdings units held by BGC employees, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Issuance of common stock and grants of exchangeability	$29,139	$37,239	$91,465	$99,703
Allocations of net income and dividend equivalents¹	229	588	1,743	1,673
RSU, RSU Tax Account, and restricted stock amortization	43,814	36,620	138,972	132,320
Equity-based compensation and allocations of net income to limited partnership units	$73,182	$74,447	$232,180	$233,696
____________________________
1This includes dividend equivalents on participating securities, the Preferred Return on certain RSU Tax Accounts, and quarterly allocations of net income, including the Preferred Distribution to Newmark Holdings Preferred Units held by BGC employees.

Newmark Holdings Limited Partnership Units
A summary of the activity associated with Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

Newmark Holdings LPUs
Balance at December 31, 2025	2,140
Granted	—
Redeemed/exchanged units	(242)
Forfeited units	(23)
Balance at September 30, 2026	1,875
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
A summary of the Newmark Holdings LPUs held by BGC employees as of September 30, 2026 is as follows (in thousands):

Newmark Holdings LPUs
Regular Units	1,250
Preferred Units	625
Balance at September 30, 2026	1,875
Issuance of Common Stock and Grants of Exchangeability
Compensation expense related to the issuance of BGC or Newmark Class A common stock and grants of exchangeability on Newmark Holdings LPUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Issuance of common stock and grants of exchangeability	$29,139	$37,239	$91,465	$99,703
Newmark Holdings LPUs held by BGC employees may become exchangeable or redeemed for a number of shares of Newmark Class A common stock equal to the number of limited partnership interests multiplied by the current Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2026, the Exchange Ratio was 0.9264.

A summary of the Newmark Holdings LPUs redeemed in connection with the issuance of Newmark Class A common stock (at the then-current Exchange Ratio) or granted exchangeability for Newmark Class A common stock (at the then-current Exchange Ratio) held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Newmark Holdings LPUs	163	152	239	300
As of both September 30, 2026 and December 31, 2025, the number of Newmark Holdings LPUs exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder held by BGC employees (at the then-current Exchange Ratio) was 0.1 million.
BGC may issue BGC Class A common stock in compensatory transactions and record compensation expense for the grant date fair value of the shares issued. For the three months ended September 30, 2026, BGC issued 1.5 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $7.8 million to pay taxes due at the time of issuance. For the nine months ended September 30, 2026, BGC issued 5.2 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $27.6 million to pay taxes due at the time of issuance. For the three months ended September 30, 2025, BGC issued 2.5 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $10.1 million to pay taxes due at the time of issuance. For the nine months ended September 30, 2025, BGC issued 6.8 million net shares of BGC Class A common stock to BGC employees, and withheld shares of BGC Class A common stock valued at $31.0 million to pay taxes due at the time of issuance.
Newmark Holdings LPU Amortization
Compensation expense related to Newmark Holdings LPUs held by BGC employees with a post-termination pay-out amount and/or a stated vesting schedule is recognized over the stated service period. These Newmark Holdings LPUs generally vested between two and five years from the date of grant. As of September 30, 2026, there were nil outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.3 million and an aggregate estimated fair value of $0.1 million. As of December 31, 2025, there were 0.1 million outstanding Newmark Holdings LPUs with a post-termination payout held by BGC employees, with a notional value of approximately $0.5 million and an aggregate estimated fair value of $0.2 million.
Restricted Stock Units
Compensation expense related to RSUs held by BGC employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSU amortization	$42,098	$33,877	$130,247	$115,723
A summary of the activity associated with RSUs held by BGC employees and directors is as follows (RSUs and fair value amount in thousands, except for per share amounts and weighted-average term):

	RSUs	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2025	77,643	$6.28	$487,312	3.84
Granted	18,180	9.39	170,653
Delivered	(13,861)	5.42	(75,100)
Forfeited	(1,350)	6.35	(8,575)
Balance at September 30, 2026	80,612	$7.12	$574,290	3.34

The fair value of RSUs held by BGC employees and directors is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of September 30, 2026 and December 31, 2025, 19.3 million and 21.6 million, respectively, RSUs of the total outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into account estimated forfeitures or accelerations of vestings, as applicable. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employee and director RSUs. Each RSU is settled in one share of BGC Class A common stock upon completion of the vesting period and conditions.
For the RSUs that vested during the three months ended September 30, 2026 and 2025, the Company withheld shares of BGC Class A common stock valued at $18.1 million and $4.3 million, respectively, to pay taxes due at the time of vesting. For the RSUs vested during the nine months ended September 30, 2026 and 2025, the Company withheld shares of BGC Class A common stock valued at $41.9 million and $31.8 million, respectively. As of September 30, 2026 and 2025, there was approximately $292.5 million and $255.9 million, respectively, of total unrecognized compensation expense related to unvested RSUs held by BGC employees and directors that is expected to be recognized over a weighted-average period of 3.34 years and 4.24 years, respectively.
The total vesting-date fair value of the RSUs for the three months ended September 30, 2026 and 2025 was $61.4 million and $15.9 million, respectively. The total vesting-date fair value of the RSUs for the nine months ended September 30, 2026 and 2025 was $143.8 million and $109.0 million, respectively.
In relation to the Corporate Conversion, the Company granted $123.2 million of RSU Tax Accounts. During the three months ended September 30, 2026 and 2025, $1.6 million and $1.8 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. During the nine months ended September 30, 2026 and 2025, $8.4 million and $9.9 million, respectively, of RSU Tax Accounts vested to pay taxes due at the time for certain related RSU vestings. As of September 30, 2026 and 2025, there was approximately $23.2 million and $58.2 million, respectively, of total unrecognized compensation expense related to unvested RSU Tax Accounts held by BGC employees that are expected to be recognized over a weighted-average period of 6.58 years and 7.30 years, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $1.6 million and $2.5 million, for the three months ended September 30, 2026 and 2025, respectively. The compensation expense related to the RSU Tax Accounts amortization held by BGC employees was $8.6 million and $11.3 million, for the nine months ended September 30, 2026 and 2025, respectively.
On February 5, 2025, the Company accelerated the vesting of 1.3 million of Mr. Howard Lutnick’s RSUs granted under the BGC Group Equity Plan, which each represented a contingent right to receive one share of BGC Class A common stock, and delivered, less 0.7 million shares withheld by the Company for taxes at $9.38 per share, 0.6 million net shares. The acceleration of the vesting of the RSUs and the withholding of shares for taxes was approved by the Compensation Committee of the Company, and the related party transaction resulted in an $11.0 million compensation expense for the nine months ended September 30, 2025.
Acquisitions
In connection with certain of its acquisitions, the Company has granted certain contingent share obligations and RSUs, and other deferred compensation awards. As of September 30, 2026 and December 31, 2025, the aggregate estimated fair value of acquisition-related contingent share obligations and RSUs was $13.0 million and $15.7 million, respectively. As of both September 30, 2026 and December 31, 2025, the aggregate estimated fair value of the deferred compensation awards was nil. The liability for such RSUs is included in “Accounts payable, accrued and other liabilities” on the Company’s unaudited Condensed Consolidated Statements of Financial Condition.
Restricted Stock
BGC employees hold shares of BGC and Newmark restricted stock. Such restricted shares are generally salable by employees in five to ten years from the date of grant. Transferability of the restricted shares of stock issued prior to the Corporate Conversion is not subject to continued employment or service with the Company or any affiliate or subsidiary of the Company; however, transferability is subject to compliance with BGC and its affiliates’ customary noncompete obligations. During the three months ended September 30, 2026, no BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the nine months ended September 30, 2026, 0.1 million BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision. During the three and nine months ended September 30, 2025, nil BGC or Newmark restricted shares held by BGC employees were forfeited in connection with this provision.

During both the three and nine months ended September 30, 2026 and 2025, the Company released the restrictions with respect to nil of such BGC shares held by BGC employees. As of both September 30, 2026 and December 31, 2025, there were nil of such restricted BGC shares held by BGC employees outstanding. During both the three and nine months ended September 30, 2026 and 2025, Newmark did not release restrictions on any restricted Newmark shares held by BGC employees. As of both September 30, 2026 and December 31, 2025, there were no restricted Newmark shares held by BGC employees outstanding.
In addition, as a result of the Corporate Conversion, on July 1, 2023, the Company granted 38.6 million restricted stock awards, which are subject to continued employment or service with the Company or any affiliate or subsidiary of the Company.
The fair value of these restricted stock awards held by BGC employees is based on the market value of BGC Class A common stock on the grant date and adjusted as appropriate based upon the award’s ineligibility to receive dividends. As of September 30, 2026, 0.3 million of the total 0.3 million restricted stock awards outstanding were eligible to receive dividends. The compensation expense is recognized ratably over the vesting period, taking into account estimated forfeitures or accelerations of vestings, as applicable. The Company uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for employee restricted stock awards. Each restricted stock award is settled in one share of Class A common stock upon completion of the vesting period and conditions. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. The compensation expense related to the restricted stock amortization on these awards held by BGC employees was $0.1 million and $5.3 million for the nine months ended September 30, 2026 and 2025, respectively.
For the restricted stock awards that vested during the three months ended September 30, 2026 and 2025, the Company withheld no and nil shares, respectively, of BGC Class A common stock to pay taxes due at the time of vesting. For the restricted stock awards that vested during the nine months ended September 30, 2026 and 2025, the Company withheld nil and 1.8 million shares of BGC Class A common stock to pay taxes due at the time of vesting. As of September 30, 2026, there was approximately $0.4 million of total unrecognized compensation expense related to unvested restricted stock awards held by BGC employees that is expected to be recognized over a weighted-average period of 5.92 years.
The total vesting-date fair value of the restricted stock awards for the three months ended September 30, 2026 and 2025 was $0.2 million and $0.1 million, respectively. The total vesting-date fair value of the restricted stock awards for the nine months ended September 30, 2026 and 2025 was $0.4 million and $61.4 million, respectively.
A summary of the activity associated with these restricted stock awards held by BGC employees is as follows (shares of restricted stock and fair value in thousands, except for per share amounts and weighted-average term):

	Restricted Stock	Weighted-Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2025	306	$4.43	$1,356	6.37
Granted	—	—	—
Delivered	(24)	4.43	(106)
Forfeited	—	—	—
Balance at September 30, 2026	282	$4.43	$1,250	5.92
Other Equity Awards
FMX has issued Management Incentive Units, or “MIUs,” to certain employees. These MIUs are accounted for as equity-based compensation under ASC 718, Compensation—Stock Compensation, and include both service and performance conditions that must be satisfied for vesting. Compensation expense for these awards will be recognized ratably over the applicable service periods once it is determined that achievement of the performance condition is probable. As of September 30, 2026, it was determined that the performance condition was not probable of being achieved and, accordingly, no compensation expense has been recognized for these MIUs. These MIUs do not provide economic participation rights until the performance condition is achieved and, therefore, do not impact the noncontrolling interest as of September 30, 2026.

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
Following a U.K. Supreme Court decision in July 2026 pertaining to another U.K. taxpayer but which may impact the way partnerships and partners are remunerated and taxed in the U.K., the Company recorded an additional accrual of $24.5 million as of June 30, 2026. The related expense is included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. The Company did not record any additional accruals for the three months ended September 30, 2026. As of September 30, 2026, the Company’s total accrued liability related to these matters was $40.6 million, which is included in “Accounts payable, accrued and other liabilities” in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. The total accrued liability reflects the Company’s then-current estimate of the probable loss associated with the matters based on the arrangements the Company has been able to identify and assess, certain relevant legal developments, and currently available information. The accrual was made not only for the years mentioned above but for all other subsequent U.K. tax years up to tax year ending 2025. The Company intends to contest these matters.

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
Letter of Credit Agreements
The Company has irrevocable uncollateralized letters of credit with various banks, where the beneficiaries are clearing organizations through which it transacts, that are used in lieu of margin and deposits with those clearing organizations. As of September 30, 2026 and December 31, 2025, the Company was contingently liable for $7.5 million and $7.6 million, respectively, under these letters of credit.
Risks and Uncertainties
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
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the FDIC maximum coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s Consolidated Financial Statements. For both the three and nine months ended September 30, 2026 and 2025, the Company did not incur losses on any FDIC insured cash accounts.
During both the three and nine months ended September 30, 2026, the Company did not record any additional provision for expected credit losses associated with Russia’s Invasion of Ukraine. During the three months ended September 30, 2025, the Company did not record any additional provision for expected credit losses associated with Russia’s Invasion of Ukraine. During the nine months ended September 30, 2025, the Company recognized a benefit of $4.4 million from the release of previously recorded allowances for expected credit losses associated with Russia’s Invasion of Ukraine, which was included in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. See Note 25—“Current Expected Credit Losses (CECL)” for additional information.
Insurance
The Company is self-insured for health care claims, up to a stop-loss amount for eligible participating employees and qualified dependents in the U.S., subject to deductibles and limitations. The Company’s liability for claims incurred but not reported is determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.9 million and $3.1 million in health care claims as of September 30, 2026 and December 31, 2025, respectively. The Company does not expect health care claims to have a material impact on its financial condition, results of operations, or cash flows.

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
Certain U.S. subsidiaries of the Company are registered as U.S. broker-dealers or FCMs subject to Rule 15c3-1 of the SEC and Rule 1.17 of the CFTC, which specify uniform minimum net capital requirements, as defined, for their registrants, and also require a significant part of the registrants’ assets be kept in relatively liquid form. As of September 30, 2026, the Company’s U.S. subsidiaries had net capital in excess of their minimum capital requirements.
Certain U.K. and European subsidiaries of the Company are regulated by their national regulators, which include the FCA and L’Autorité des Marchés Financiers and must maintain financial resources (as defined by their national regulators) in excess of the total financial requirement (as defined by their national regulators). As of September 30, 2026, the U.K. and European subsidiaries had financial resources in excess of their requirements.
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
The regulatory requirements referred to above may restrict the Company’s ability to withdraw capital from its regulated subsidiaries. As of September 30, 2026, the Company’s regulated subsidiaries held $1,110.8 million of net capital. These subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $718.2 million.

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

Information regarding revenues from external customers, other revenues, significant segment expenses, other segment items and Consolidated net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
ECS	$287,078	$241,622	$892,519	$653,199
Rates	219,571	195,328	697,711	596,852
FX	121,492	106,672	371,212	325,159
Credit	67,389	69,085	240,786	231,303
Equities	77,314	60,403	237,871	197,285
Total brokerage revenues	772,844	673,110	2,440,099	2,003,798
Fees from related parties	5,193	4,453	14,982	14,116
Data, network and post-trade	36,108	34,349	107,253	102,311
Interest and dividend income[1]	11,819	14,039	49,111	40,936
Other revenues	6,595	10,898	22,140	23,932
Total other revenues	59,715	63,739	193,486	181,295
Total revenues	$832,559	$736,849	$2,633,585	$2,185,093

Expenses:
Compensation and employee benefits	$455,997	$400,262	$1,443,282	$1,158,373
Equity-based compensation and allocations of net income to limited partnership units	73,182	74,447	232,180	233,696
Total compensation and employee benefits	529,179	474,709	1,675,462	1,392,069
Other segment items[2]	233,370	236,078	735,812	657,318
Consolidated net income (loss)	$70,010	$26,062	$222,311	$135,706
______________________________________
1    For the three months ended September 30, 2026 and 2025, interest income was $11.8 million and $14.0 million, respectively. For the nine months ended September 30, 2026 and 2025, interest income was $34.2 million and $40.3 million, respectively.
2    Other segment items include Occupancy and equipment expense, Fees to related parties expense, Professional and consulting fees expense, Communications expense, Selling and promotion expense, Commissions and floor brokerage expense, Interest expense, Other expenses, Gains (losses) on divestitures and sale of investments, Gains (losses) on equity method investments, Other income (loss), and Provision (benefit) for income taxes, each of which are presented on the Company’s unaudited Condensed Consolidated Statements of Operations. Also included in Other segment items is Fixed asset depreciation and intangible asset amortization. For the three months ended September 30, 2026 and 2025, Fixed asset depreciation and intangible asset amortization was $25.7 million and $27.4 million, respectively. For the nine months ended September 30, 2026 and 2025, Fixed asset depreciation and intangible asset amortization was $77.1 million and $75.2 million, respectively.
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

Geographic Information
The Company offers products and services in EMEA, the Americas and APAC. Revenues and long-lived assets are attributed to geographic areas based on the location of the particular subsidiary. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
EMEA[1]	$446,528	$385,939	$1,448,890	$1,147,411
Americas[2]	294,523	262,378	910,683	787,675
APAC	91,508	88,532	274,012	250,007
Total revenues	$832,559	$736,849	$2,633,585	$2,185,093
____________________________
1For the three months ended September 30, 2026 and 2025, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the three months ended September 30, 2026 and 2025 were $297.1 million and $266.6 million, respectively. For the nine months ended September 30, 2026 and 2025, the U.K. accounted for 10% or more of total revenues. U.K. revenues for the nine months ended September 30, 2026 and 2025 were $975.8 million and $780.5 million, respectively.
2For the three months ended September 30, 2026 and 2025, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the three months ended September 30, 2026 and 2025 were $273.6 million and $243.4 million, respectively. For the nine months ended September 30, 2026 and 2025, the U.S. accounted for 10% or more of total revenues. U.S. revenues for the nine months ended September 30, 2026 and 2025 were $845.5 million and $732.7 million, respectively.
Information regarding long-lived assets (defined as: loans, forgivable loans and other receivables from employees and partners, net; fixed assets, net; ROU assets; certain other investments; rent and other deposits; excluding goodwill and other intangible assets, net) in the applicable geographic area is as follows (in thousands):

	September 30, 2026	December 31, 2025
Long-lived assets:
EMEA[1,3]	$486,146	$416,597
Americas[2]	325,573	297,554
APAC	77,968	88,010
Total long-lived assets	$889,687	$802,161
____________________________
1As of September 30, 2026 and December 31, 2025, the U.K. accounted for 10% or more of total long-lived assets. U.K. long-lived assets as of September 30, 2026 and December 31, 2025 were $327.4 million and $286.7 million, respectively.
2As of September 30, 2026 and December 31, 2025, the U.S. accounted for 10% or more of total long-lived assets. U.S. long-lived assets as of September 30, 2026 and December 31, 2025 were $318.6 million and $289.7 million, respectively.
3As of September 30, 2026, Dubai accounted for 10% or more of total long-lived assets. Dubai long-lived assets as of September 30, 2026 were $101.7 million.

23.    Revenues from Contracts with Customers
The following table presents the Company’s total revenues separated between revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Commissions	$660,634	$573,159	$2,062,740	$1,667,366
Data, network and post-trade	36,108	34,349	107,253	102,311
Fees from related parties	5,193	4,453	14,982	14,116
Other revenues	4,039	8,825	14,261	19,604
Total revenues from contracts with customers	705,974	620,786	2,199,236	1,803,397
Other sources of revenues:
Principal transactions	112,210	99,951	377,359	336,432
Interest and dividend income	11,819	14,039	49,111	40,936
Other revenues	2,556	2,073	7,879	4,328
Total revenues	$832,559	$736,849	$2,633,585	$2,185,093
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
The Company had receivables related to revenues from contracts with customers of $594.4 million and $482.0 million at September 30, 2026 and December 31, 2025, respectively. The Company performs quarterly reviews of its receivables from contracts with customers for credit impairment. Refer to Note 25—“Current Expected Credit Losses (CECL)” for additional information.
The Company’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2026 and December 31, 2025 was $32.5 million and $17.9 million, respectively.
During the three months ended September 30, 2026 and 2025, the Company recognized revenue of $21.2 million and $16.9 million, respectively, that was recorded as deferred revenue at the beginning of the period. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $17.4 million and $24.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.
Contract Costs
The Company capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.
The Company did not have any capitalized costs to fulfill a contract as of September 30, 2026 or December 31, 2025.

24.    Leases
The Company, acting as a lessee, has operating leases and finance leases primarily relating to office space, data centers and office equipment. The leases have remaining lease terms of 0.3 years to 17.6 years, some of which include options to extend the leases in 1.0 to 10.0 year increments for up to 14.0 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases, were determined based on previous lease guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. Interest expense on finance leases is recognized using the effective interest method over the lease term.
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
Supplemental information related to the Company’s operating and financing leases is as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Financial Condition	September 30, 2026	December 31, 2025
Assets
Operating lease ROU assets	Other assets	$176,180	$159,882
Finance lease ROU assets	Fixed assets, net	$921	$1,711
Liabilities
Operating lease liabilities	Accounts payable, accrued and other liabilities	$220,494	$195,093
Finance lease liabilities	Accounts payable, accrued and other liabilities	$1,046	$1,944

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term
Operating leases (years)	11.2	6.9
Finance leases (years)	0.9	1.5
Weighted-average discount rate
Operating leases	5.9%	4.6%
Finance leases	4.9%	4.6%
The components of lease expense are as follows (in thousands):

	Classification in Unaudited Condensed Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Operating lease cost	Occupancy and equipment	$9,435	$10,684	$29,094	$29,268
Finance lease cost
Amortization on ROU assets	Occupancy and equipment	$256	$326	$849	$979
Interest on lease liabilities	Interest expense	$12	$67	$50	$226
_________________________

Short-term lease expense was $1.0 million and $3.0 million for the three and nine months ended September 30, 2026, respectively. Short-term lease expense was not material for the three and nine months ended September 30, 2025.
The following table shows the Company’s maturity analysis of its lease liabilities, net of payments to be received under a sublease, as of September 30, 2026 (in thousands):

	September 30, 2026
	Operating leases	Finance leases
2026 (excluding the nine months ended September 30, 2026)	$9,824	$449
2027	37,173	627
2028	33,252	—
2029	28,891	—
2030	20,943	—
2031 and thereafter	177,141	—
Total	$307,224	$1,076
Interest	(86,782)	(30)
Total	$220,442	$1,046
The following table shows cash flow information related to lease liabilities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	2026	2025	2026	2025
Operating cash flows from operating lease liabilities	$8,345	$11,022	$29,630	$31,211
Operating cash flows from finance lease liabilities	$12	$27	$50	$91
Financing cash flows from finance lease liabilities	$272	$326	$894	$979

25.    Current Expected Credit Losses (CECL)
The allowance for credit losses reflects management’s current estimate of potential credit losses related to the receivable balances included in the Company’s unaudited Condensed Consolidated Statements of Financial Condition. See Note 3—“Summary of Significant Accounting Policies” for further discussion of the CECL methodology.
As required, any subsequent changes to the allowance for credit losses are recognized in “Other expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2026 and 2025, the Company recorded changes in the allowance for credit losses as follows (in millions):

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2026	$7.1	$18.1	$25.2
Current-period provision for expected credit losses	0.1	(0.5)	(0.4)
Ending balance, September 30, 2026	$7.2	$17.6	$24.8

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2026	$6.2	$18.0	$24.2
Current-period provision for expected credit losses	1.0	(0.4)	0.6
Ending balance, September 30, 2026	$7.2	$17.6	$24.8

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, July 1, 2025	$7.1	$18.1	$25.2
Current-period provision for expected credit losses	—	(0.4)	(0.4)
Ending balance, September 30, 2025	$7.1	$17.7	$24.8

	Accrued commissions and other receivables, net	Receivables from broker-dealers, clearing organizations, customers and related broker-dealers	Total
Beginning balance, January 1, 2025	$6.2	$21.0	$27.2
Current-period provision for expected credit losses	0.9	0.7	1.6
Release for allowance for expected credit losses	—	(4.0)	(4.0)
Ending balance, September 30, 2025	$7.1	$17.7	$24.8
For the three and nine months ended September 30, 2026, there was an increase of $0.1 million and $1.0 million, respectively, in the allowance for credit losses pertaining to “Accrued commissions and other receivables, net,” due to the updated macroeconomic assumptions, bringing the allowance for credit losses recorded pertaining to “Accrued commissions and other receivables, net” to $7.2 million. For the three months ended September 30, 2025, there was no change in the allowance for credit losses against “Accrued commissions and other receivables, net”. For the nine months ended September 30, 2025, there was an increase of $0.9 million in the allowance for credit losses against “Accrued commissions and other receivables, net”.

For the three and nine months ended September 30, 2026, there was a decrease of $0.5 million and $0.4 million, respectively, in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which was primarily due to foreign currency remeasurement, bringing the allowance for credit losses recorded pertaining to “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” to $17.6 million as of September 30, 2026. For the three and nine months ended September 30, 2025, there was a decrease of $0.4 million and $3.3 million, respectively, in the allowance for credit losses against “Receivables from broker-dealers, clearing organizations, customers and related broker-dealers” which was primarily due to the release of allowance for expected credit losses.
26.    Subsequent Events
Third Quarter 2026 Dividend
On November 4, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.02 per share for the third quarter of 2026, payable on December 9, 2026 to BGC Class A and Class B common stockholders of record as of November 25, 2026.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read together with our unaudited Condensed Consolidated Financial Statements and notes to those statements, as well as the cautionary statements relating to forward-looking statements included in this report.
The objective of this Management’s Discussion and Analysis is to allow investors to view the Company from management’s perspective, considering items that have had and could have a material impact on future operations. This discussion summarizes the significant factors affecting our results of operations and financial condition as of and during the three and nine months ended September 30, 2026 and 2025. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this report.
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
As of September 30, 2026, we had 2,464 brokers, salespeople, managers, and other front-office personnel across our businesses.
BGC and leading global investment banks and market-making firms have partnered to create FMX, part of the BGC group of companies, which includes a U.S. interest rate futures exchange, a cash U.S. Treasuries platform and a spot foreign exchange platform.
JP Aubin Appointed Vice Chairman of BGC Group, Inc.
On November 3, 2026, the Company announced that JP Aubin will be appointed Vice Chairman of BGC, effective at the close of business on December 31, 2026. Following Mr. Aubin’s transition, Mr. Abularrage and Mr. Windeatt will continue to lead BGC as Co-Chief Executive Officers, overseeing all of the Company’s regions and businesses.
FMX
FMX includes FMX UST, the world’s fastest growing cash U.S. Treasuries marketplace, FMX Futures Exchange, a U.S. interest rate futures exchange, and FMX FX, a spot foreign exchange platform. FMX is challenging the CME’s leading position in U.S. interest rate futures, cash U.S. Treasuries and spot foreign exchange.
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
In September 2026, BGC completed its first-ever AI-brokered institutional trade in listed equity derivatives, using autonomous AI-powered systems to manage the trading workflow from price discovery through execution.
Revenues in our Fenics businesses increased 13.3% to $181.3 million, and 15.9% to $574.4 million, for the three and nine months ended September 30, 2026, respectively, as compared to the prior year periods.
Within our Fenics businesses, Fenics Markets revenue grew to $145.1 million in the third quarter of 2026, driven by higher electronic trading volumes across Rates, Credit and increased Fenics Market Data revenues. Excluding kACE, Fenics Markets grew by 11.9% in the third quarter of 2026 as compared to the prior year period.
Fenics Growth Platforms revenue grew to $36.2 million in the third quarter of 2026, primarily driven by FMX, PortfolioMatch and Lucera.
FMX revenues increased by more than 35% to $30.5 million in the third quarter, driven by Rates, FX and Market Data.
•FMX UST ADV grew 40% year-over-year to a third quarter record of $83 billion, more than double the growth rate of U.S. Primary Dealer Treasury volumes. FMX UST third-quarter central limit order book market share was 42%, up from 37% a year ago.

•FMX Futures Exchange delivered a record quarter with ADV of more than 80,000 contracts in the third quarter of 2026, up from 12,000 contracts in the prior year period. Volumes accelerated through the third quarter, reaching an average of 112,000 contracts per day in September 2026, driven by increased client adoption and the listing of the full U.S. Treasury futures curve in August.
•FMX FX ADV increased by 43% to $18.7 billion in the third quarter of 2026, driven by spot FX and NDFs, resulting in continued market share gains.
•PortfolioMatch ADV grew by 34% in the third quarter to $419 million, outpacing the broader credit market and resulting in another quarter of market share gains.
•Lucera, Fenics’ network business providing critical real-time trading infrastructure to the capital markets, generated record revenues which grew by 28% in the third quarter, driven by FX and fixed income offerings.
Data, network and post-trade revenues increased by 5.1% compared to the third quarter of 2025 to $36.1 million. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower revenues due to the sale of BGC’s kACE business in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 21.2%.
Fenics brokerage revenues increased by 15.5% over the prior year period to $145.1 million in the third quarter of 2026, driven by higher electronic trading volumes across Rates, Credit, and Foreign Exchange.
Acquisitions
We did not complete any acquisitions during the nine months ended September 30, 2026. There was one acquisition completed by the Company during the nine months ended September 30, 2025.
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
Divestitures
On August 5, 2026, we completed the sale of Water Street Labs, LLC, Water Street Labs Holdings, LLC, CX Clearinghouse L.P. and CX Clearinghouse Holdings, LLC to an affiliate of Fanatics which will enable Fanatics to offer its own federally regulated prediction market exchange and expand its market offerings on Fanatics Markets. By harnessing BGC’s expertise in institutional market infrastructure and trading, BGC and Fanatics expect to connect retail-focused prediction markets with the institutional marketplace. We have partnered with Fanatics to build a prediction market ecosystem that serves both retail and institutional participants. The partnership is intended to bring together BGC’s established market data and analytics capabilities to enable the development of new data products.
For additional information on our divestitures, see Note 5—“Divestitures” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cost Reduction Program
Our cost reduction program has currently identified approximately $35 million of annualized cost savings. We will continue to identify and execute cost savings throughout the remainder of 2026. These expected savings are subject to risks and uncertainties, and actual results may differ. We will continue to monitor the impact of this program on our financial position and results of operations. In connection with the cost reduction program, we recorded compensation charges of $28.6 million for the nine months ended September 30, 2026. These charges primarily relate to the termination or modification of certain employment contracts and the accelerated expense recognition of certain employee loans. These charges are reflected in “Compensation and employee benefits” in our unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, we made cash payments totaling $20.7 million in connection with the cost reduction program, representing a portion of the $28.6 million of charges recognized during the period.
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
Other Matters
In February 2022, the U.S., U.K., EU, and other countries imposed sanctions on Russian counterparties, and as a result, we ceased trading with those clients. During both the three and nine months ended September 30, 2026, we did not record any additional provision for expected credit losses associated with Russia’s Invasion of Ukraine. During the three months ended September 30, 2025, we did not record any additional provision for expected credit losses associated with Russia’s Invasion of Ukraine. During the nine months ended September 30, 2025, we recognized a benefit of $4.4 million from the release of previously recorded allowances for expected credit losses associated with Russia’s Invasion of Ukraine, which was included in “Other expenses” in our unaudited Condensed Consolidated Statements of Operations. See Note 25—“Current Expected Credit Losses (CECL)” for additional information.
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
Management performed Pillar 2 calculations for the necessary jurisdictions for the third quarter of 2026 and determined that the minimum global effective tax did not have a material impact on our third quarter 2026 tax rate.
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
Over this same timeframe, demand from financial institutions, large corporations, and other end-users of financial products has increased volumes in the wholesale derivatives market, thereby increasing the business opportunity for financial intermediaries.

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
Industry Landscape
Over the past decade, there has been significant consolidation among the interdealer-brokers and wholesale brokers with which we compete. We compete with TP ICAP and Tradition across various Voice/Hybrid brokerage marketplaces as well as across multiple electronic marketplaces via Fenics, which additionally competes with Tradeweb and MarketAxess. The electronic fixed income trading landscape has seen continued consolidation, as evidenced by ICE’s announced acquisition of MarketAxess and Tradeweb Markets Inc’s announced acquisition of Trumid. We view the consolidation in the industry favorably, as we expect it to provide additional operating leverage to our businesses in the future. We also compete with the electronic markets and market data businesses of the CME, primarily through our FMX businesses where we compete in U.S. Treasuries, U.S. interest rate futures, and foreign exchange products. Additionally, we have become the largest participant in the energy, commodities and shipping markets, and are competing with ECS brokers such as Marex Group PLC, StoneX Group and Clarksons PLC.
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
Additional factors have weighed on market volumes in the products we broker. For example, the Basel III accord, agreed in late 2010 by the G-20 central banks, is a global regulatory framework on bank capital adequacy, stress testing and market liquidity risk that was developed with the intention of making banks more stable in the wake of the financial crisis by increasing bank liquidity and reducing bank leverage. The accord, which took effect on January 1, 2023, requires most large banks in G-20 nations to hold approximately three times as much common equity Tier 1 capital as was required under the previous set of rules. Implementation of the final elements of the accord, including revised market risk rules, has been delayed in several major jurisdictions. These elements are scheduled to be largely in effect in the EU and U.K. by January 2027, but remain subject to final rulemaking in the U.S. These capital rules have made it more expensive for banks to hold non-sovereign debt assets on their balance sheets, and as a result, analysts say that banks have reduced their proprietary trading activity in corporate and asset-backed fixed income securities as well as in various other OTC cash and derivative instruments. We believe that this has further reduced overall market exposure and industry volumes in many of the products we broker, particularly in Credit. Recent and pending changes to bank capital rules, including modification of the U.S. enhanced supplementary leverage ratio that became effective in April 2026 and the pending U.S. Basel III rules, could increase the capital banks allocate to trading activities and, in turn, affect volumes in the products we broker.
During the three months ended September 30, 2026, industry volumes were generally higher across ECS, Rates, Foreign Exchange and Credit compared to the prior year period. Secondary market trading volumes were mixed across Equities. BGC’s brokerage revenues were up by 14.8% year-over-year in the quarter, reflecting growth across asset classes.
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
ECS Volumes
ECS volumes were higher during the third quarter of 2026 compared to the prior year period. CME and ICE energy futures and options volumes were up 16% and 18%, respectively, compared to the prior year period. In comparison, BGC’s ECS revenues increased 18.8%, compared to the prior year period, to $287.1 million, driven by strong growth across our shipping, environmental, and crude oil businesses, partially offset by lower refined product volumes.
Rates Volumes
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
Rates volumes were higher during the third quarter of 2026 compared to the prior year period, as persistent inflationary pressures and the Federal Reserve’s decision to raise interest rates contributed to higher U.S. Treasury yields, which supported increased trading activity in Rates products. According to Bloomberg and the Federal Reserve Bank of New York, the Primary Dealer average daily volume of U.S. Government Securities was up 18% compared to the prior year period. Over the same time period, listed products on CME and ICE were up 13% and 49%, respectively, and OTC interest rate derivative volumes traded on a SEF were up 35% compared to the third quarter of 2025, according to Clarus. In comparison, our overall Rates revenues were up 12.4% as compared to a year earlier, to $219.6 million.

Foreign Exchange Volumes
Global foreign exchange volumes were generally higher during the third quarter of 2026 compared to the prior year period. Volumes for CME EBS spot FX were up 18% and Cboe FX were up by 21%, respectively, compared to the prior year period. Volumes for FX NDFs were up 32% compared to the prior year period, according to Clarus. In comparison, our overall FX revenues increased by 13.9%, compared to the prior year period, to $121.5 million.
Credit Volumes
Our Credit business is impacted by the level of global corporate bond issuance and interest rates. Credit volumes were generally higher during the third quarter of 2026 compared to the prior year period. FINRA TRACE average daily volume for U.S. Investment Grade was up 18% and CDS Index volumes traded on a SEF were up 35%, according to Clarus, while FINRA TRACE average daily volume for U.S. High Yield was down 4% according to Bloomberg, compared to the prior year period. In comparison, our overall Credit revenues decreased by 2.5%, compared to the prior year period, to $67.4 million.
Equities Volumes
Global equity volumes were mixed during the third quarter of 2026 compared to the prior year period. According to the Securities Industry and Financial Markets Association, the average daily volume of U.S. cash equities was down 4% as compared to a year earlier. Over the same timeframe, the average daily volume of U.S. options was up 15% according to the OCC, and Eurex average daily volumes of equity and equity index derivatives increased 14%. Our Equities business primarily consists of equity derivatives and our overall revenues from Equities increased by 28.0%, compared to the prior year period, to $77.3 million.
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
As of September 30, 2026, our front-office headcount was 2,464 brokers, salespeople, managers, and other front-office personnel, down 1.9% from 2,513 a year ago. Compared to the prior year, average revenue per front-office employee for the three months ended September 30, 2026, increased by 15.9%, to $0.3 million, reflecting higher volumes and the continued benefits of our investment in technology and automation.
FINANCIAL HIGHLIGHTS
For the three months ended September 30, 2026 compared to the three months ended September 30, 2025
Income from operations before income taxes was $98.1 million compared to $33.5 million in the prior year period.
Total revenues increased $95.7 million compared to the prior year period, or 13.0%, to $832.6 million.
Brokerage revenues increased by $99.7 million, or 14.8%, due to overall growth across asset classes:
•ECS increased $45.5 million, or 18.8%;
•Rates increased $24.2 million, or 12.4%;
•FX increased $14.8 million, or 13.9%;
•Credit decreased $1.7 million, or 2.5%; and
•Equities increased $16.9 million, or 28.0%.

Interest and dividend income decreased $2.2 million, or 15.8%, primarily due to lower interest income. Data, network and post-trade revenues increased by $1.8 million, or 5.1%, primarily driven by Lucera and Fenics Market Data. This increase was partially offset by decreased revenues from software solutions following the sale of the kACE business in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 21.2%. Other revenues decreased $4.3 million, or 39.5%, mainly attributable to the wind-down of a non-core logistics business acquired as part of OTC Global.
Total expenses increased $77.9 million, or 11.0%, to $783.5 million compared to the prior year period. Total compensation and employee benefits expenses increased by $54.5 million, which was primarily due to higher commissionable revenues during the three months ended September 30, 2026.
The $23.4 million increase in non-compensation expenses was primarily driven by a non-cash impairment charge related to certain capitalized software assets. For additional information, see Note 15—“Fixed Assets, Net” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Additionally, there were increased Selling and promotion expenses and Commissions and floor brokerage expenses related to higher client activity.
Total other income (losses), net increased $46.7 million, or 2072.9%, to $49.0 million, primarily due to a $35.0 million gain from the sale of Water Street Labs, LLC, Water Street Labs Holdings, LLC, CX Clearinghouse L.P. and CX Clearinghouse Holdings, LLC to an affiliate of Fanatics, and a $10.1 million unrealized gain recorded in the three months ended September 30, 2026 related to fair value adjustments on investments carried under the measurement alternative.
For the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025
Income from operations before income taxes was $312.4 million compared to $188.8 million for the same period in the prior year.
Total revenues increased $448.5 million compared to the prior year period, or 20.5%, to $2,633.6 million. Excluding OTC Global, revenues grew by $317.4 million, or 16.2%. Brokerage revenues increased by $436.3 million, or 21.8% due to overall growth across all asset classes:
•ECS increased $239.3 million, or 36.6%, driven by the operations of OTC Global. Excluding OTC Global, ECS grew by $107.9 million, or 24.7%;
•Rates increased $100.9 million, or 16.9%;
•FX increased $46.1 million, or 14.2%;
•Credit increased $9.5 million, or 4.1%; and
•Equities increased $40.6 million, or 20.6%.
Interest and dividend income increased $8.2 million, or 20.0%, primarily due to dividend income from investments. This increase was partially offset by lower interest income due to lendings to Cantor under the BGC Credit Agreement in the second quarter of 2025. In addition, there was an increase of $4.9 million, or 4.8%, in Data, network and post-trade revenues, primarily driven by Fenics Market Data and Lucera. This increase was partially offset by decreased revenues from software solutions following the sale of the kACE business in the fourth quarter of 2025. Additionally, there was a decrease of $1.8 million, or 7.5%, in Other revenues, principally due to decreased consulting income.

Total expenses increased $400.3 million, or 20.0%, to $2,404.1 million, compared to the prior year period, primarily driven by increases in total compensation and employee benefits and the operations of OTC Global, which we acquired on April 1, 2025. Total compensation and employee benefits expenses increased by $283.4 million primarily driven by higher commissionable revenues during the period and the operations of OTC Global and charges related to the cost reduction program. The $116.9 million increase in non-compensation expenses was primarily driven by increases in Other expenses, due to an increased accrual related to the U.K. Tax Matter and a non-cash impairment charge related to certain capitalized software assets. Additionally, there were increases in Selling and promotion, increases in Interest expense related to the BGC Group 6.150% Senior Notes issued in April 2025 and the operations of OTC Global. These charges were partially offset by a reduction of Interest expense due to the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025.

Total other income (losses), net increased $75.5 million, or 1010.2%, to $83.0 million, primarily due to a $35.0 million gain from the sale of Water Street Labs, LLC, Water Street Labs Holdings, LLC, CX Clearinghouse L.P. and CX Clearinghouse Holdings, LLC to an affiliate of Fanatics, a $20.0 million gain from contingent consideration realized and earned during the nine months ended September 30, 2026, in connection with the sale of kACE in the fourth quarter of 2025, and a $13.5 million unrealized gain recorded in the nine months ended September 30, 2026 related to fair value adjustments on investments carried under the measurement alternative.
RESULTS OF OPERATIONS
The following table sets forth our unaudited Condensed Consolidated Statements of Operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Commissions	$660,634	79.3%	$573,159	77.8%	$2,062,740	78.3%	$1,667,366	76.3%
Principal transactions	112,210	13.5	99,951	13.5	377,359	14.3	336,432	15.4
Total brokerage revenues	772,844	92.8	673,110	91.3	2,440,099	92.6	2,003,798	91.7
Fees from related parties	5,193	0.6	4,453	0.6	14,982	0.6	14,116	0.6
Data, network and post-trade	36,108	4.4	34,349	4.7	107,253	4.1	102,311	4.7
Interest and dividend income	11,819	1.4	14,039	1.9	49,111	1.9	40,936	1.9
Other revenues	6,595	0.8	10,898	1.5	22,140	0.8	23,932	1.1
Total revenues	832,559	100.0	736,849	100.0	2,633,585	100.0	2,185,093	100.0
Expenses:
Compensation and employee benefits	455,997	54.8	400,262	54.3	1,443,282	54.8	1,158,373	53.0
Equity-based compensation and allocations of net income to limited partnership units¹	73,182	8.8	74,447	10.1	232,180	8.8	233,696	10.7
Total compensation and employee benefits	529,179	63.6	474,709	64.4	1,675,462	63.6	1,392,069	63.7
Occupancy and equipment	70,749	8.5	47,614	6.5	165,752	6.3	136,661	6.3
Fees to related parties	9,783	1.2	9,346	1.3	27,577	1.0	28,105	1.3
Professional and consulting fees	17,748	2.1	18,303	2.5	51,934	2.0	49,768	2.3
Communications	35,837	4.3	35,628	4.8	112,738	4.3	100,916	4.6
Selling and promotion	33,827	4.1	26,461	3.6	100,406	3.8	74,712	3.4
Commissions and floor brokerage	20,311	2.4	17,340	2.4	62,401	2.4	51,522	2.4
Interest expense	32,482	3.9	33,823	4.6	97,733	3.7	92,278	4.2
Other expenses	33,591	4.0	42,384	5.7	110,129	4.2	77,785	3.5
Total expenses	783,507	94.1	705,608	95.8	2,404,132	91.3	2,003,816	91.7
Other income (losses), net:
Gains (losses) on divestitures and sale of investments	34,964	4.2	—	—	54,964	2.1	—	—
Gains (losses) on equity method investments	2,457	0.3	2,290	0.3	12,769	0.5	7,027	0.3
Other income (loss)	11,578	1.4	(35)	—	15,255	0.6	448	—
Total other income (losses), net	48,999	5.9	2,255	0.3	82,988	3.2	7,475	0.3
Income (loss) from operations before income taxes	98,051	11.8	33,496	4.5	312,441	11.9	188,752	8.6
Provision (benefit) for income taxes	28,041	3.4	7,434	1.0	90,130	3.4	53,046	2.4
Consolidated net income (loss)	$70,010	8.4%	$26,062	3.5%	$222,311	8.5%	$135,706	6.2%
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,281)	(0.2)	(1,820)	(0.3)	(5,615)	(0.2)	(4,885)	(0.2)
Net income (loss) available to common stockholders	$71,291	8.6%	$27,882	3.8%	$227,926	8.7%	$140,591	6.4%
____________________________
1The components of Equity-based compensation and allocations of net income to limited partnership units are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and grants of exchangeability	$29,139	3.5%	$37,239	5.0%	$91,465	3.5%	$99,703	4.5%
Allocations of net income and dividend equivalents	229	—	588	0.1	1,743	—	1,673	0.1
RSU, RSU Tax Account, and restricted stock amortization	43,814	5.3	36,620	5.0	138,972	5.3	132,320	6.1
Equity-based compensation and allocations of net income to limited partnership units	$73,182	8.8%	$74,447	10.1%	$232,180	8.8%	$233,696	10.7%
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Revenues
Brokerage Revenues
Total brokerage revenues increased by $99.7 million, or 14.8%, to $772.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Commissions revenues increased by $87.5 million, or 15.3%, to $660.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Principal transactions revenues increased by $12.3 million, or 12.3%, to $112.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Our ECS revenues increased by $45.5 million, or 18.8%, to $287.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, driven by strong growth across shipping, environmental, and crude oil businesses, partially offset by lower refined product volumes, particularly in distillate products, as tight global supply drove wholesale diesel prices in the U.S. and Europe to record levels, reducing customer trading activity.
Our Rates revenues increased by $24.2 million, or 12.4%, to $219.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, reflecting higher volumes across G10 government bonds, inflation products, and emerging market rates.
Our FX revenues increased by $14.8 million, or 13.9%, to $121.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to strong volume growth in emerging markets, G10 forwards, and Macro Hive.
Our Credit revenues decreased by $1.7 million, or 2.5%, to $67.4 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to lower emerging market and European credit volumes, partially offset by strong CDS activity.
Our Equities revenues increased by $16.9 million, or 28.0%, to $77.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, reflecting strong growth across U.S. and European equities, and private markets.
Fees from Related Parties
Fees from related parties increased by $0.7 million, or 16.6%, to $5.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily driven by an increase in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $1.8 million, or 5.1%, to $36.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This growth was primarily driven by Lucera and Fenics Market Data, partially offset by lower revenues due to the sale of kACE in the fourth quarter of 2025. Excluding kACE, Data, network and post-trade revenues grew by 21.2% for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Interest and Dividend Income
Interest and dividend income decreased by $2.2 million, or 15.8%, to $11.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This was primarily driven by a decrease in interest income.
Other Revenues
Other revenues decreased by $4.3 million, or 39.5%, to $6.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily driven by the wind-down of a non-core logistics business acquired as part of OTC Global.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $55.7 million, or 13.9%, to $456.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to increases from higher commissionable revenues and charges related to the cost reduction program.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units
Equity-based compensation and allocations of net income to limited partnership units decreased by $1.3 million, or 1.7%, to $73.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 primarily due to a decrease in issuance of common stock, partially offset by an increase in amortization expense of RSUs granted to employees.
Occupancy and Equipment
Occupancy and equipment expense increased by $23.1 million, or 48.6%, to $70.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This increase was primarily driven by a $22.6 million non-cash impairment charge related to certain capitalized software assets. See Note 15—“Fixed Assets, Net,” for additional details.
Fees to Related Parties
Fees to related parties increased by $0.4 million, or 4.7%, to $9.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy, and legal.
Professional and Consulting Fees
Professional and consulting fees decreased by $0.6 million, or 3.0%, to $17.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, which was primarily driven by a decrease in audit, tax, consulting charges and legal fees.
Communications
Communications expense increased by $0.2 million, or 0.6%, to $35.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, which was primarily driven by an increase in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $7.4 million, or 27.8%, to $33.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, which was primarily driven by an increase in business related travel and client entertainment.

Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $3.0 million, or 17.1%, to $20.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, which was primarily driven by higher trade volumes and composition of trades in the three months ended September 30, 2026.
Interest Expense
Interest expense decreased by $1.3 million, or 4.0%, to $32.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, which was primarily driven by the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025. This was partially offset by an increase in interest expense incurred on the Revolving Credit Agreement due to a higher average outstanding balance.
Other Expenses
Other expenses decreased by $8.8 million, or 20.7%, to $33.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, which was primarily due to an accrual related to the U.K. Tax Matter from 2025.
Other Income (Losses), Net
Gains (Losses) on Divestitures and Sale of Investments
Gains (losses) on divestitures and sale of investments increased by $35.0 million, for the three months ended September 30, 2026, related to the sale of Water Street Labs, LLC, Water Street Labs Holdings, LLC, CX Clearinghouse L.P. and CX Clearinghouse Holdings, LLC to an affiliate of Fanatics, as compared to no such gains or losses during the three months ended September 30, 2025.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $0.2 million, or 7.3%, to $2.5 million for the three months ended September 30, 2026 as compared to a gain of $2.3 million for the three months ended September 30, 2025.
Other Income (Loss)
Other income (loss) increased by $11.6 million to income of $11.6 million for the three months ended September 30, 2026 as compared to income of nil for the three months ended September 30, 2025, which was primarily driven by a $10.1 million unrealized gain recorded in the three months ended September 30, 2026 related to fair value adjustments on investments carried under the measurement alternative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $20.6 million, or 277.2% to $28.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily driven by a change in the level, geographical, and business mix of earnings, which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries was a loss of $1.3 million for the three months ended September 30, 2026 as compared to a loss of $1.8 million for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Revenues
Brokerage Revenues
Total brokerage revenues increased by $436.3 million, or 21.8%, to $2,440.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Commissions revenues increased by $395.4 million, or 23.7%, to $2,062.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Principal transactions revenues increased by $40.9 million, or 12.2%, to $377.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Our ECS revenues increased by $239.3 million, or 36.6%, to $892.5 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, which was driven by OTC Global and strong organic growth across our shipping, environmental and commodities businesses. While heightened volatility across energy markets associated with the Iran conflict during the first quarter of 2026 contributed incrementally to customer activity, revenue growth was principally driven by the aforementioned factors. These benefits were partially offset by lower oil and refined product volumes in the second quarter of 2026 due to disruptions caused by the Strait of Hormuz closure. In the third quarter of 2026, growth was partially offset by lower refined product volumes, particularly in distillate products, as tight global supply drove wholesale diesel prices in the U.S. and Europe to record highs, reducing customer trading activity. Excluding OTC Global, ECS revenues grew by 24.7% for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Our Rates revenues increased by $100.9 million, or 16.9%, to $697.7 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, reflecting higher volumes across most major interest rate products.
Our FX revenues increased by $46.1 million, or 14.2%, to $371.2 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, which was primarily due to strong growth in emerging market currencies.
Our Credit revenues increased by $9.5 million, or 4.1%, to $240.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was primarily driven by PortfolioMatch along with higher emerging market and credit derivative volumes.
Our Equities revenues increased by $40.6 million, or 20.6%, to $237.9 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, which was driven by strong volume growth across all major geographies.
Fees from Related Parties
Fees from related parties increased by $0.9 million, or 6.1%, to $15.0 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, which was primarily driven by an increase in revenues in connection with services provided to Cantor, such as accounting, occupancy, and legal.
Data, Network and Post-Trade
Data, network and post-trade revenues increased by $4.9 million, or 4.8%, to $107.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by strong revenue growth across Lucera and Fenics Market Data, which was partially offset by lower revenues resulting from the sale of kACE in the fourth quarter of 2025.
Interest and Dividend Income
Interest and dividend income increased by $8.2 million, or 20.0%, to $49.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The increase was primarily driven by an increase in dividend income from the Company’s investments. This was partially offset by a decrease in interest income from lendings to Cantor under the BGC Credit Agreement in the second quarter of 2025.
Other Revenues
Other revenues decreased by $1.8 million, or 7.5%, to $22.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by a decrease in consulting income.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $284.9 million, or 24.6%, to $1,443.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, which was primarily driven by the operations of OTC Global and higher commissionable revenues and charges related to the cost reduction program.
Equity-Based Compensation and Allocations of Net Income to Limited Partnership Units
Equity-based compensation and allocations of net income to limited partnership units decreased by $1.5 million, or 0.6%, to $232.2 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease is primarily due to a decrease in issuance of common stock, partially offset by an increase in amortization on RSUs driven by increased amortization as a result of newly granted RSUs.
Occupancy and Equipment
Occupancy and equipment expense increased by $29.1 million, or 21.3%, to $165.8 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by a $22.6 million non-cash impairment charge related to certain capitalized software assets. See Note 15—“Fixed Assets, Net,” for additional details. Additionally, the operations of OTC Global and higher software license costs contributed to the overall increase.
Fees to Related Parties
Fees to related parties decreased by $0.5 million, or 1.9%, to $27.6 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Fees to related parties are primarily allocations paid to Cantor for administrative and support services, such as accounting, occupancy and legal.
Professional and Consulting Fees
Professional and consulting fees increased by $2.2 million, or 4.4%, to $51.9 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by increases in audit, tax, and consulting charges and regulatory fees.
Communications
Communications expense increased by $11.8 million, or 11.7%, to $112.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by the operations of OTC Global and increases in various terminal and line service costs across market data and communications.
Selling and Promotion
Selling and promotion expense increased by $25.7 million, or 34.4%, to $100.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by the operations of OTC Global and an increase in business related travel and client entertainment.
Commissions and Floor Brokerage
Commissions and floor brokerage expense increased by $10.9 million, or 21.1%, to $62.4 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, which was primarily driven by timing and composition of trades in the nine months ended September 30, 2026.

Interest Expense
Interest expense increased by $5.5 million, or 5.9%, to $97.7 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by the issuance of the BGC Group 6.150% Senior Notes in April 2025 and outstanding borrowings on the Revolving Credit Agreement, partially offset by a reduction of interest expense due to the repayments in full of the $288.2 million outstanding aggregate principal amount of BGC Group 4.375% Senior Notes and the $11.8 million outstanding aggregate principal amount of BGC Partners 4.375% Senior Notes on December 15, 2025.
Other Expenses
Other expenses increased by $32.3 million, or 41.6%, to $110.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, which was primarily due to the operations of OTC Global, as well as higher amortization expense related to the acquisitions of OTC Global and Sage. Additionally, there was an increased accrual related to the U.K. Tax Matter, as compared to the nine months ended September 30, 2025.
Other Income (Losses), net
Gains (Losses) on Divestitures and Sale of Investments
Gains (losses) on divestitures and sale of investments increased by $55.0 million, for the nine months ended September 30, 2026, related to a $35.0 million gain from the sale of Water Street Labs, LLC, Water Street Labs Holdings, LLC, CX Clearinghouse L.P. and CX Clearinghouse Holdings, LLC to an affiliate of Fanatics and a $20.0 million gain from contingent consideration realized and earned in connection with the sale of kACE in the fourth quarter of 2025, as compared to no such gains or losses during the nine months ended September 30, 2025.
Gains (Losses) on Equity Method Investments
Gains (losses) on equity method investments increased by $5.7 million, or 81.7%, to $12.8 million, for the nine months ended September 30, 2026 as compared to $7.0 million for the nine months ended September 30, 2025.
Other Income (Loss)
Other income (loss) increased by $14.8 million to a gain of $15.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by a $13.5 million unrealized gain for the nine months ended September 30, 2026 related to fair value adjustments on investments carried under the measurement alternative.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes increased by $37.1 million, or 69.9%, to $90.1 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. This increase was primarily driven by changes in the geographical and business mix of earnings, which can impact our consolidated effective tax rate from period to period.
Net Income (Loss) Attributable to Noncontrolling Interest in Subsidiaries
Net income (loss) attributable to noncontrolling interest in subsidiaries was a loss of $5.6 million for the nine months ended September 30, 2026 as compared to a loss of $4.9 million for the nine months ended September 30, 2025.

QUARTERLY RESULTS OF OPERATIONS
The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business.1

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Revenues:
Commissions	$660,634	$649,171	$752,935	$590,187	$573,159	$599,496	$494,711	$431,469
Principal transactions	112,210	122,257	142,892	104,398	99,951	120,403	116,078	84,590
Fees from related parties	5,193	5,493	4,296	4,597	4,453	5,241	4,422	6,558
Data, network and post-trade	36,108	36,677	34,468	36,669	34,349	35,462	32,500	32,587
Interest and dividend income	11,819	26,713	10,579	12,889	14,039	15,268	11,629	12,370
Other revenues	6,595	5,234	10,311	7,627	10,898	8,134	4,900	4,758
Total revenues	832,559	845,545	955,481	756,367	736,849	784,004	664,240	572,332
Expenses:
Compensation and employee benefits	455,997	449,946	537,339	497,638	400,262	416,463	341,648	289,608
Equity-based compensation and allocations of net income to limited partnership units	73,182	75,557	83,441	95,892	74,447	83,926	75,323	121,165
Total compensation and employee benefits	529,179	525,503	620,780	593,530	474,709	500,389	416,971	410,773
Occupancy and equipment	70,749	47,272	47,731	47,549	47,614	46,478	42,569	42,278
Fees to related parties	9,783	9,721	8,073	10,191	9,346	10,409	8,350	9,054
Professional and consulting fees	17,748	17,266	16,920	17,269	18,303	15,796	15,669	17,701
Communications	35,837	38,212	38,689	35,517	35,628	34,659	30,629	30,028
Selling and promotion	33,827	37,448	29,131	30,525	26,461	28,810	19,441	18,605
Commissions and floor brokerage	20,311	20,434	21,656	18,737	17,340	16,690	17,492	18,453
Interest expense	32,482	32,799	32,452	33,040	33,823	33,801	24,654	24,263
Other expenses	33,591	44,988	31,550	26,997	42,384	24,654	10,747	14,847
Total expenses	783,507	773,643	846,982	813,355	705,608	711,686	586,522	586,002
Other income (losses), net:
Gains (losses) on divestiture and sale of investments	34,964	20,000	—	66,718	—	—	—	38,769
Gains (losses) on equity method investments	2,457	5,727	4,585	1,301	2,290	2,379	2,358	1,536
Other income (loss)	11,578	1,314	2,363	13,964	(35)	581	(98)	537
Total other income (losses), net	48,999	27,041	6,948	81,983	2,255	2,960	2,260	40,842
Income (loss) from operations before income taxes	98,051	98,943	115,447	24,995	33,496	75,278	79,978	27,172
Provision (benefit) for income taxes	28,041	30,106	31,983	14,162	7,434	19,063	26,549	3,873
Consolidated net income (loss)	$70,010	$68,837	$83,464	$10,833	$26,062	$56,215	$53,429	$23,299
Less: Net income (loss) attributable to noncontrolling interest in subsidiaries	(1,281)	(3,650)	(684)	(3,538)	(1,820)	(1,330)	(1,735)	(1,904)
Net income (loss) available to common stockholders	$71,291	$72,487	$84,148	$14,371	$27,882	$57,545	$55,164	$25,203
____________________________
1    The Company completed its acquisition of OTC Global on April 1, 2025. Its results are included beginning with the quarter ended June 30, 2025 and are not reflected in periods ending on or before March 31, 2025, which affects the comparability of sequential quarterly amounts and period-over-period changes.

The table below details our brokerage revenues by product category for the indicated periods1 (dollar amounts in thousands):

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Brokerage revenue by product:
ECS	$287,078	$275,471	$329,970	$257,451	$241,622	$261,640	$149,937	$134,104
Rates	219,571	221,917	256,223	197,352	195,328	200,579	200,945	169,591
FX	121,492	118,687	131,033	102,841	106,672	108,452	110,035	93,648
Credit	67,389	79,319	94,078	64,284	69,085	75,282	86,936	62,404
Equities	77,314	76,034	84,523	72,657	60,403	73,946	62,936	56,313
Total brokerage revenues	$772,844	$771,428	$895,827	$694,585	$673,110	$719,899	$610,789	$516,060
Brokerage revenue by product (percentage):
ECS	37.2%	35.7%	36.8%	37.1%	35.9%	36.3%	24.5%	26.0%
Rates	28.4	28.8	28.6	28.4	29.0	27.9	33.0	32.9
FX	15.7	15.4	14.6	14.8	15.8	15.1	18.0	18.1
Credit	8.7	10.3	10.5	9.3	10.3	10.5	14.2	12.1
Equities	10.0	9.8	9.4	10.5	9.0	10.3	10.3	10.9
Total brokerage revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Brokerage revenue by type:
Voice/Hybrid	$627,712	$621,899	$723,357	$567,360	$547,434	$592,534	$470,664	$406,545
Fully Electronic[2]	145,132	149,529	172,470	127,225	125,676	127,365	140,125	109,515
Total brokerage revenues	$772,844	$771,428	$895,827	$694,585	$673,110	$719,899	$610,789	$516,060
____________________________
1The Company completed its acquisition of OTC Global on April 1, 2025. Its results are included beginning with the quarter ended June 30, 2025 and are not reflected in periods ending on or before March 31, 2025, which affects the comparability of sequential quarterly amounts and period-over-period changes.
2Includes Fenics Integrated.
LIQUIDITY AND CAPITAL RESOURCES
Balance Sheet
Our balance sheet and business model are not capital intensive. Our assets consist largely of Cash and cash equivalents, collateralized and uncollateralized short-dated receivables and less liquid assets needed to support our business. Longer-term capital (equity and notes payable) is held to support the less liquid assets and potential capital investment opportunities. Total assets as of September 30, 2026 were $5.8 billion, an increase of 30.5% as compared to December 31, 2025. The increase in total assets was driven primarily by an increase in Receivables from broker-dealers, clearing organizations, customers and related broker-dealers, Accrued commissions and other receivables, net and Loans, forgivable loans and other receivables from employees and partners, net. We maintain a significant portion of our assets in Cash and cash equivalents and Financial instruments owned, at fair value, with Cash and cash equivalents as of September 30, 2026 of $822.1 million, and our Liquidity as of September 30, 2026 of $917.3 million. See “Liquidity Analysis” below for a further discussion of our Liquidity and a reconciliation to the most comparable GAAP financial measure. Our Financial instruments owned, at fair value, were $95.3 million as of September 30, 2026, compared to $127.6 million as of December 31, 2025.

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
As discussed below, our Liquidity remained strong at $917.3 million as of September 30, 2026, which can be used for share repurchases, dividends, acquisitions, new hires, tax payments, ordinary movements in working capital, and our continued investment in Fenics Growth Platforms. During the nine months ended September 30, 2026, the Company used $236.1 million of cash for share repurchases of BGC Class A common stock.
As of November 6, 2026, we have repurchased an additional 0.6 million shares of BGC Class A common stock during the fourth quarter of 2026 for aggregate consideration of $6.3 million, representing a weighted-average price per share of $10.55.
On November 4, 2026, our Board declared a quarterly qualified cash dividend of $0.02 per share payable on December 9, 2026 to BGC Class A and Class B common stockholders of record as of November 25, 2026, which is the same date as the ex-dividend date. Our current capital allocation priorities are to return capital to stockholders and to continue investing in the growth of our business.
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
There were $240.0 million in borrowings outstanding under the Revolving Credit Agreement as of September 30, 2026. We recorded interest expense related to the Revolving Credit Agreement of $4.1 million and $12.3 million during the three and nine months ended September 30, 2026, respectively. We recorded interest expense related to the Revolving Credit Agreement of $2.2 million and $8.6 million during the three and nine months ended September 30, 2025, respectively.
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
On April 4, 2025, Cantor borrowed $120.0 million from us under the BGC Credit Agreement. Cantor partially repaid us $15.0 million on April 14, 2025 and $28.0 million on June 5, 2025. On June 30, 2025, Cantor repaid in full to us the outstanding principal of $77.0 million borrowed from us under the BGC Credit Agreement, plus accrued interest. These borrowings were not considered FICC-GSD Margin Loans. The average interest rate on borrowings under this facility was 6.17% during the year ended December 31, 2025. As of both September 30, 2026 and December 31, 2025, there were no borrowings by Cantor outstanding under the BGC Credit Agreement. We did not record any interest income related to the BGC Credit Agreement for the three and nine months ended September 30, 2026. We recorded interest income related to the BGC Credit Agreement of $1.5 million for the nine months ended September 30, 2025.
On November 12, 2025, we borrowed $20.0 million from Cantor under the BGC Credit Agreement for general corporate purposes. As of December 31, 2025, there were $20.0 million of borrowings by us outstanding under the BGC Credit Agreement. These borrowings were not considered FICC-GSD Margin Loans. On January 9, 2026, we repaid in full the principal and interest related to the $20.0 million of borrowings outstanding under the BGC Credit Agreement. As of September 30, 2026, there were no borrowings by us outstanding under the BGC Credit Agreement. We did not record any interest expense related to the BGC Credit Agreement during the three months ended September 30, 2026. We recorded nil interest expense related to the BGC Credit Agreement for the nine months ended September 30, 2026. We did not record any interest expense related to the BGC Credit Agreement for both the three and nine months ended September 30, 2025.
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
BGC Group recorded interest expense related to the BGC Group 4.375% Senior Notes of $3.3 million and $10.0 million, for the three and nine months ended September 30, 2025, respectively. BGC Partners recorded interest expense related to the BGC Partners 4.375% Senior Notes of $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively.
8.000% Senior Notes due May 25, 2028
The outstanding aggregate principal amount of BGC Group 8.000% Senior Notes, which are general senior unsecured obligations of BGC Group, was $347.2 million as of both September 30, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $7.1 million for both the three months ended September 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 8.000% Senior Notes of $21.4 million for both the nine months ended September 30, 2026 and 2025.
On August 21, 2024, we repurchased $0.5 million of outstanding aggregate principal amount, plus accrued interest, of BGC Partners 8.000% Senior Notes for $0.5 million. The outstanding aggregate principal amount of BGC Partners 8.000% Senior Notes, which are general senior unsecured obligations of BGC Partners, was $2.3 million as of both September 30, 2026 and December 31, 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of nil for both the three months ended September 30, 2026 and 2025. BGC Partners recorded interest expense related to the BGC Partners 8.000% Senior Notes of $0.1 million for both the nine months ended September 30, 2026 and 2025.
6.600% Senior Notes due June 10, 2029
The outstanding aggregate principal amount of BGC Group 6.600% Senior Notes, which are general senior unsecured obligations of BGC Group, was $500.0 million as of both September 30, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $8.5 million for both the three months ended September 30, 2026 and 2025. BGC Group recorded interest expense related to the BGC Group 6.600% Senior Notes of $25.5 million for both the nine months ended September 30, 2026 and 2025.
6.150% Senior Notes due April 2, 2030
The outstanding aggregate principal amount of BGC Group 6.150% Senior Notes, which are general senior unsecured obligations of BGC Group, was $700.0 million as of both September 30, 2026 and December 31, 2025. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $11.1 million and $33.4 million for the three and nine months ended September 30, 2026, respectively. BGC Group recorded interest expense related to the BGC Group 6.150% Senior Notes of $11.1 million and $22.0 million for the three and nine months ended September 30, 2025, respectively.
See Note 13—“Related Party Transactions” and Note 17—“Notes Payable and Other Borrowings” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding our senior notes.
Weighted-average Interest Rate
For the three months ended September 30, 2026 and 2025, the weighted-average interest rate of our total Notes payable and other borrowings, which include our Revolving Credit Agreement, Company Debt Securities, and BGC Credit Agreement, was 6.58% and 6.33%, respectively.

Short-term Borrowings
On August 23, 2017, BGC Partners entered into a committed unsecured credit agreement with Itau Unibanco S.A. The agreement provided for an intra-day overdraft credit line up to $9.7 million (BRL 50.0 million). On May 22, 2023 the agreement was renegotiated, increasing the credit line to $13.5 million (BRL 70.0 million). This agreement is renewable every 90 days and the next maturity date is January 19, 2027. The agreement bears a fee of 1.32% per year. As of both September 30, 2026 and December 31, 2025, there were no borrowings outstanding under this agreement. The bank fees related to the agreement were nil for both the three months ended September 30, 2026 and 2025. The bank fees related to the agreement were $0.1 million and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Discussion of the nine months ended September 30, 2026
The table below presents our Liquidity Analysis as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
(in thousands)
Cash and cash equivalents	$822,058	$851,502
Financial instruments owned, at fair value	95,288	127,614
Total	$917,346	$979,116
The $61.8 million decrease in our Liquidity position from $979.1 million as of December 31, 2025 to $917.3 million as of September 30, 2026 was primarily related to repayment of the $20.0 million outstanding under the BGC Credit Agreement and $113.5 million of payments for tax obligations related to equity awards. Furthermore, there were dividends to stockholders of $28.9 million, share repurchases of $236.1 million, and capitalized expenditures of $73.4 million.
The remaining movement in Cash and cash equivalents balances was primarily due to an increase in cash provided by operating activities to $421.6 million during the nine months ended September 30, 2026. Net cash provided by operating activities increased during the nine months ended September 30, 2026, primarily due to $559.7 million of net income adjusted for non-cash items, which reflected higher earnings driven by increased revenues. This increase was partially offset by net working capital cash outflows of $138.2 million during the nine months ended September 30, 2026.
The change in working capital was primarily driven by an increase in accrued commissions receivable, net, of $113.2 million, due to higher revenues and the timing of collections, as well as a $126.8 million increase in loans, forgivable loans, and other receivables from employees and partners, largely attributable to higher loan activity and the timing of issuances relative to collections. Financial instruments owned at fair value decreased from $127.6 million as of December 31, 2025 to $95.3 million as of September 30, 2026 due to the sale of treasury bills during the nine months ended September 30, 2026.
Discussion of the nine months ended September 30, 2025
The table below presents our Liquidity Analysis as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
(in thousands)
Cash and cash equivalents	$774,940	$711,584
Financial instruments owned, at fair value	149,779	186,197
Total	$924,719	$897,781
The $26.9 million increase in our Liquidity position from $897.8 million as of December 31, 2024 to $924.7 million as of September 30, 2025 was primarily related to the issuance of an aggregate of $700.0 million principal amount of BGC Group 6.150% Senior Notes, partially offset by a $200.0 million decrease in borrowings under the Revolving Credit Agreement and $278.5 million of cash payments for the acquisition of OTC Global, net of cash acquired. There were share repurchases of $213.5 million and payments for tax obligations related to equity awards of $85.4 million, which is included in “Redemption and repurchase of equity awards” in our unaudited Condensed Consolidated Statements of Cash Flows. Furthermore, there were dividends to stockholders of $29.3 million, and capitalized expenditures of $48.3 million.

CREDIT RATINGS
As of September 30, 2026, our public long-term credit ratings and associated outlooks were as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standard & Poor’s	BBB-	Stable
Japan Credit Rating Agency, Ltd.	A-	Stable
Kroll Bond Rating Agency	BBB+	Stable
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
During the three months ended September 30, 2026 and 2025, we were charged $1.0 million and $0.8 million, respectively, by Cantor for the cash or other collateral posted by Cantor on BGC’s behalf. During the nine months ended September 30, 2026 and 2025, we were charged $3.0 million and $3.1 million, respectively, for the cash or other collateral posted by Cantor on BGC’s behalf. Cantor held cash or other property from us as collateral as of September 30, 2026 and December 31, 2025 at a fair value of $37.9 million and $67.6 million, respectively.
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
As of September 30, 2026, $1,110.8 million of net capital was held by regulated subsidiaries. As of September 30, 2026, these subsidiaries had aggregate regulatory net capital, as defined, in excess of the aggregate regulatory requirements, as defined, of $718.2 million.

See “Regulation” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information related to our regulatory environment.
EQUITY
As of September 30, 2026, we had 358.3 million shares of BGC Class A common stock and 109.5 million shares of BGC Class B common stock outstanding. Additional disclosures regarding our accounting for stock transactions are provided in Note 7—“Stock Transactions” to our unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The weighted-average share counts, including securities that were anti-dilutive for our earnings per share calculations, for the three months ended September 30, 2026 were as follows (in thousands):

Three Months Ended September 30, 2026
Common stock outstanding[1]	472,709
RSUs and restricted stock (Treasury stock method)[2]	15,879
Other	3,625
Total	492,213
______________________________
1Common stock consisted of shares of BGC Class A common stock and shares of BGC Class B common stock and contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time. For the three months ended September 30, 2026, the weighted-average number of shares of BGC Class A common stock was 363.0 million, the weighted-average number of shares of BGC Class B common stock was 109.5 million, and the weighted-average number of contingent shares of our Class A common stock for which all necessary conditions have been satisfied except for the passage of time was 0.3 million.
2For the three months ended September 30, 2026, 15.8 million of potentially dilutive securities were not included in the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2026 included 15.7 million of participating RSUs and 0.1 million of participating restricted shares of BGC Class A common stock. Also as of September 30, 2026, 63.5 million shares of contingent BGC Class A common stock, non-participating RSUs, and non-participating restricted shares of BGC Class A common stock were excluded from fully diluted EPS computations because the conditions for issuance had not been met by the end of the period. The contingent BGC Class A common stock is recorded as a liability and included in “Accounts payable, accrued and other liabilities” in our unaudited Condensed Consolidated Statements of Financial Condition as of September 30, 2026.
Registration Statements
Our effective 2019 Form S-4 Registration Statement was originally filed on September 13, 2019, with respect to the offer and sale of up to 20 million shares of BGC Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2026, we had issued an aggregate of 4.4 million shares of BGC Class A common stock under the 2019 Form S-4 Registration Statement.
Our effective DRIP Registration Statement was originally filed on June 24, 2011, with respect to the offer and sale of up to 10 million shares of BGC Class A common stock under the DRIP. As of September 30, 2026, we had issued 0.9 million shares of BGC Class A common stock under the DRIP.
Our effective Registration Statement on Form S-8 was originally filed on July 3, 2023 with respect to the offer and sale of up to 600 million shares of BGC Class A common stock under the BGC Group Equity Plan. The BGC Group Equity Plan provides for a maximum of 600 million shares of BGC Class A common stock that may be delivered or cash settled pursuant to the exercise or settlement of awards granted under the BGC Group Equity Plan. As of September 30, 2026, the limit on the aggregate number of shares authorized to be delivered under the BGC Group Equity Plan allowed for the grant of future awards relating to 380.5 million shares of BGC Class A common stock.

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
As of September 30, 2026, we have issued 2.8 million shares of BGC Class A common stock, 0.2 million of RSUs and paid $58.0 million in cash related to such contingent payments.
As of September 30, 2026, there are 1.3 million shares of BGC Class A common stock, including 0.3 million contingent shares for which all necessary conditions have been satisfied except for the passage of time and which are included in our computation of basic EPS, as well as 1.0 million shares of BGC Class A common stock which will be issued if related targets are met and $6.1 million in cash which will be issued if related targets are met, net of forfeitures and other adjustments.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A summary of our “Critical Accounting Policies and Estimates” is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2025. There were no significant changes made to our critical accounting policies and estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2025.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1—“Organization and Basis of Presentation” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.
CAPITAL DEPLOYMENT PRIORITIES, DIVIDEND POLICY AND REPURCHASE PROGRAM
BGC’s current capital allocation priorities are to use our liquidity to return capital to stockholders and to continue investing in the growth of our business. While we paid quarterly dividends of $0.02 per share in 2025 and in the first, second and third quarters of 2026, we plan to prioritize share repurchases over dividends. We have repurchased 20.8 million shares of BGC Class A common stock during the nine months ended September 30, 2026. As cash uses are generally the greatest in the first half of the year, we typically repurchase fewer shares during this period and we generally expect share repurchases in the second half of the year to be higher than the first half. On November 4, 2026, the BGC Board and Audit Committee re-approved BGC’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date.

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
BGC Class A Common Stock
Each share of BGC Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2026, there were 460.4 million shares of BGC Class A common stock issued and 358.3 million shares outstanding.
From time to time, we may actively continue to repurchase shares of our Class A common stock including from Cantor, our other affiliates, our executive officers, other employees, and others.
BGC Class B Common Stock
Each share of BGC Class B common stock is generally entitled to the same rights as a share of BGC Class A common stock, except that on matters submitted to a vote of our stockholders, each share of BGC Class B common stock is entitled to 10 votes. The BGC Class B common stock generally votes together with the BGC Class A common stock on all matters submitted to a vote of our stockholders. As of September 30, 2026, there were 109.5 million shares of BGC Class B common stock issued and outstanding. As of September 30, 2026, Cantor and CFGM held an aggregate of 105.3 million shares of BGC Class B common stock, representing 96.2% of the outstanding shares of BGC Class B common stock and approximately 72.5% of the total voting power of our outstanding common stock, and Mr. Brandon Lutnick and another Lutnick family member beneficially owned 4.2 million shares of our outstanding Class B common stock, representing 3.8% of the outstanding shares of BGC Class B common stock and approximately 2.8% of our total voting power. Together, Cantor, CFGM, Mr. Brandon Lutnick and another Lutnick family member beneficially owned 109.5 million of the outstanding shares of BGC Class B common stock, representing 100% of the outstanding shares of BGC Class B common stock and approximately 75.3% of our total voting power.
Shares of BGC Class B common stock are convertible into shares of BGC Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if all stockholders who beneficially own BGC Class B common stock converted all of their BGC Class B common stock into BGC Class A common stock on September 30, 2026, Cantor would have held 21.9% of the total voting power of our outstanding common stock, CFGM would have held 0.6% of our total voting power, Mr. Brandon Lutnick and another Lutnick family member would have beneficially owned 1.4% of our total voting power, and our public stockholders would have beneficially owned 76.1% of our total voting power (and Cantor and CFGM’s indirect economic interests in BGC U.S. OpCo and BGC Global OpCo would remain unchanged).

As a result of the Corporate Conversion, 64.0 million Cantor units were converted into shares of BGC Class B common stock, subject to the terms and conditions of the Corporate Conversion Agreement, which provides that Cantor will convert a portion of the 64.0 million shares of BGC Class B common stock issued to it in the Corporate Conversion in the event that BGC does not issue at least $75,000,000 in shares of BGC Class A or B common stock in connection with certain acquisition transactions (including pursuant to equity grants to employees in connection therewith) prior to July 1, 2030, the seventh anniversary of the Corporate Conversion. If BGC Group does not issue at least such amount of shares in such circumstances during such seven-year period, then approximately 40.0 million shares of BGC Class B common stock held by Cantor will be converted into an equivalent number of BGC Class A common stock at the end of such seven-year period (provided that such number will be decreased to the extent that Cantor has sold or transferred any BGC Class B common stock to a third party and converted such shares into BGC Class A common stock during such seven-year period). As of November 6, 2026, we have issued $20.9 million of BGC Class A common stock in connection with acquisitions since the Corporate Conversion.
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
As of September 30, 2026, Mr. Brandon Lutnick beneficially owned 2.0 million shares of our Class A common stock and 109.4 million shares of our Class B common stock, collectively representing 75.4% of the total voting power of our outstanding common stock.
Structure of BGC Group, Inc. as of September 30, 2026
The following diagram illustrates our organizational structure as of September 30, 2026. The diagram does not reflect BGC U.S. OpCo, BGC Global OpCo or their respective subsidiaries, or other subsidiaries of Cantor, or the noncontrolling interest in our consolidated subsidiaries. The diagram also does not reflect certain ownership of BGC Group as follows: (a) 80.6 million RSUs; (b) 2.8 million contingent shares to be issued to terminated employees per their respective separation agreements; and (c) 0.3 million contingent shares issued in connection with previous acquisitions.

Cantor[3]
Employees, Executives, and Directors
Public Stockholders[2]
• Class B common stock (22.5% of economics and 72.5% of voting power of BGC Group, Inc.)
• Class A common stock (1.0% of economics and 0.3% of voting power of BGC Group, Inc.)
• Class B common stock (0.8% of economics and 2.8% of voting power of BGC Group, Inc.)
• Class A common stock (75.7% of economics and 24.4% of voting power of BGC Group, Inc.)
• Class B common stock (0.0% of economics and 0.0% of voting power of BGC Group, Inc.)
BGC GROUP, INC.
(Nasdaq: BGC)
BGC PARTNERS, INC.[1]
(Former Public Company
(Pre-Corporate Conversion))

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
3 For the purposes of this diagram, Cantor includes Cantor Fitzgerald, L.P. and CFGM. As of September 30, 2026, Cantor Fitzgerald, L.P. owned 21.9% of the economics and 70.5% of the voting power in BGC Group, and CFGM owned 0.6% of the economics and 2.0% of the voting power in BGC Group.
The diagram reflects the following activity of BGC Class A common stock from December 31, 2025 through September 30, 2026: (a) 20.8 million shares of BGC Class A common stock repurchased by us; (b) 9.8 million shares of BGC Class A common stock issued for vested RSUs; (c) 0.4 million shares of BGC Class A common stock issued for contingent shares issued as consideration for certain acquisitions; (d) 0.5 million shares of BGC Class A common stock issued for contingent shares issued to terminated employees per their respective separation agreements; (e) 5.3 million shares of BGC Class A common stock issued for compensation; and (f) 0.1 million shares of BGC Class A restricted common stock forfeited by former partners and employees. 0.4 million shares of BGC Class A common stock were issued by us under our acquisition shelf 2019 Form S-4 Registration Statement (Registration No. 333-233761) between December 31, 2025 and September 30, 2026; 15.6 million of such shares remain available for issuance by us under such Registration Statement. Also, an immaterial number of shares of BGC Class A common stock were issued by us under our DRIP Registration Statement (Registration No. 333-173109) between December 31, 2025 and September 30, 2026; 9.1 million of such shares remain available for issuance by us under the DRIP Registration Statement.

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

We also had Financial instruments owned, at fair value, of $95.3 million as of September 30, 2026. These include investments in equity securities which are publicly-traded. Investments in equity securities carry a degree of risk, as there can be no assurance that the equity securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of equity securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in equity securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in equity securities. See Note 11—“Derivatives” and Note 12—“Fair Value of Financial Assets and Liabilities” to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.
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
Foreign Currency Risk
We are exposed to risks associated with changes in FX rates. Changes in FX rates create volatility in the U.S. dollar equivalent of our revenues and expenses. In addition, changes in the remeasurement of our foreign currency denominated financial assets and liabilities are recorded as part of our results of operations and fluctuate with changes in foreign currency rates. BGC monitors the net exposure in foreign currencies on a daily basis and hedges its exposure as deemed appropriate with highly rated major financial institutions.
The majority of our foreign currency exposure is related to the U.S. dollar versus the pound sterling and the euro. For the financial assets and liabilities denominated in the pound sterling and euro, including foreign currency hedge positions related to these currencies, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar, holding all other assumptions constant. The analysis used the stress-tested scenario as the U.S. dollar strengthening against both the euro and against the pound sterling. If as of September 30, 2026, the U.S. dollar had strengthened against both the euro and the pound sterling by 10%, the currency movements would have had an aggregate negative impact on our net income of approximately $0.7 million.

Interest Rate Risk
BGC had $1,549.5 million in fixed-rate debt outstanding as of September 30, 2026. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. As of September 30, 2026, BGC had $240.0 million of borrowings outstanding under its Revolving Credit Agreement. The Revolving Credit Agreement interest rate on borrowings is based on SOFR or a defined base rate plus additional margin. As of September 30, 2026, BGC did not have any borrowings outstanding under its BGC Credit Agreement. Borrowings under the BGC Credit Agreement bear interest at a rate equal to 25 basis points less than the applicable borrower’s borrowing rate under its revolving credit agreement with third party banks, or if FICC-GSD Margin Loans, at a rate equal to the overnight interest rate actually earned by the borrower or its affiliates on borrowings under the applicable FICC-GSD Margin Loan that are posted to clearinghouses or kept available for posting at clearinghouses. To assess exposure to interest rate risk, we evaluated the effect of a 1% shift in interest rates, holding all other assumptions constant. The analysis indicated that our consolidated net earnings for the three and nine months ended September 30, 2026 would have declined by $0.6 million and $1.9 million, respectively, if interest rates increased by an additional 1%.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
BGC Group maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by BGC Group is recorded, processed, accumulated, summarized and communicated to its management, including its Co-Chief Executive Officers and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Co-Chief Executive Officers and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of BGC Group’s disclosure controls and procedures as of September 30, 2026. Based on that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that BGC Group’s disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
As previously disclosed, BGC Group closed its acquisitions of Macro Hive and AMCOM on October 1, 2025 and December 31, 2025, respectively. BGC Group is currently integrating Macro Hive and AMCOM into its operations and internal control processes. SEC regulations allow companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. Management has excluded the acquired operations of Macro Hive and AMCOM from its assessment of the effectiveness of BGC Group’s internal control over financial reporting as of September 30, 2026. Macro Hive and AMCOM constituted 0.0% and 0.2% of total assets, 0.2% and 0.8% of net assets, and 0.2% and 0.4% of total revenues, respectively, as reflected in our unaudited Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2026.
Other than the exclusion of Macro Hive and AMCOM as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our Board of Directors and our Audit Committee have authorized repurchases of our Class A common stock and redemptions of equity interests in our subsidiaries, including from Cantor, our executive officers, other employees, and others, including Cantor employees and partners. On November 5, 2025, the BGC Board and Audit Committee re-approved BGC’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date. As of September 30, 2026, we had approximately $153.3 million remaining under this authorization and may continue to actively make repurchases or purchases, or cease to make such repurchases or purchases, from time to time. On November 4, 2026, the BGC Board and Audit Committee re-approved BGC’s Share Repurchase Authorization in an amount up to $400.0 million, for which there is no expiration date.
The table below sets forth certain information regarding BGC’s repurchases of its common stock during the fiscal quarter ended September 30, 2026 (in thousands, except for price paid per share):

Period	Total Number of Shares Repurchased	Weighted-Average Price Paid per Share	Total Number of Shares Repurchased Under Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Repurchased Under the Program[1]
July 1, 2026—July 31, 2026	—	—	—
August 1, 2026—August 31, 2026	4,661	11.24	4,661
September 1, 2026—September 30, 2026	5,658	12.17	5,658
Total Repurchases	10,319	$11.75	10,319	$153,324
1    Represents amount available under a repurchase program authorized by the Board and Audit Committee on November 5, 2025 up to an amount of $400.0 million for which there is no expiration date.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
10b5-1 Trading Arrangements
During the quarter ended September 30, 2026, none of our directors or executive officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The exhibit index set forth below is incorporated by reference in response to this Item 6. Certain schedules and exhibits to exhibits designated by one asterisk (*) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC.

Exhibit Number	Exhibit Title

10.1
Amendment Agreement to the February 18, 2025 Employment Contract, dated October 28, 2026, by and between Jean-Pierre Aubin and BGC Brokers LP, Succursale de Genève (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2026).

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

101
The following materials from BGC Group’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the unaudited Condensed Consolidated Statements of Financial Condition, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the unaudited Condensed Consolidated Statements of Cash Flows, (v) the unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 to be signed on its behalf by the undersigned.

BGC Group, Inc.

By:	/S/ SEAN A. WINDEATT
Name:	Sean A. Windeatt
Title:	Co-Chief Executive Officer

By:	/S/ JASON W. HAUF
Name:	Jason W. Hauf
Title:	Chief Financial Officer

Date: November 9, 2026

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2026 dated November 9, 2026.]